Form 10-Q
period 1995-09-30
SYBRON CHEMICALS INC
filed 1995-11-14
CIK 832815

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995
                                    ------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

     Commission file number  0-19983
                           -----------

                              SYBRON CHEMICALS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                DELAWARE                            51-0301280
     -------------------------------           -------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)


     Birmingham Rd., P.O. Box 66, Birmingham New Jersey         08011
     --------------------------------------------------      ----------
     (Address of principal executive offices)                (zip code)


Registrant's telephone number, including area code (609) 893-1100
                                                   ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No        .
   --------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                 Outstanding at September 30, 1995
-----------------------------     ----------------------------------
Common stock, $.01 par value                 5,650,560

                              SYBRON CHEMICALS INC.

                                      INDEX


                                                                       Page No.


Part I      Financial Information

            Item 1 - Financial Statements

              Consolidated Balance Sheet -
               September 30, 1995 and December 31, 1994                      1

              Consolidated Statement of Operations -
               nine months ended September 30, 1995 and 1994                 2

              Consolidated Statement of Operations -
               three months ended September 30, 1995 and 1994                3

              Consolidated Statement of Cash Flows -
               nine months ended September 30, 1995 and 1994                 4

              Notes to Consolidated Financial Statements                     5

            Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                6 - 10

Part II     Other Information

            Item 1   Legal Proceedings                                      11

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
            (Unaudited in thousands except share and per share data)
                                     ASSETS

                                                         Sept. 30,     Dec. 31,
                                                            1995         1994
                                                         ---------    ---------
Current assets:
  Cash and cash equivalents                              $  10,607    $   6,975
  Accounts receivable                                       31,241       28,349
  Inventories                                               23,548       20,446
  Prepaid and other current assets                           2,746        1,415
  Deferred income taxes                                                     244
                                                         ---------    ---------
    Total current assets                                    68,142       57,429

Property, plant and equipment                               30,549       27,564
Intangible assets                                           11,026        8,411
Other                                                          533          530
                                                         ---------    ---------
                                                         $ 110,250    $  93,934
                                                         =========    =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                          $     205    $     692
  Accounts payable                                          13,888       13,820
  Accrued liabilities                                        9,258        7,303
  Income taxes payable                                         333          107
  Deferred income taxes                                        375
  Current portion of long-term debt                          2,429
                                                         ---------    ---------
    Total current liabilities                               26,488       21,922

Long-term debt                                              26,793       20,366
Deferred income taxes                                        2,953        3,010
Postretirement healthcare benefits                           3,990        3,901
Other                                                        1,879        2,035
                                                         ---------    ---------
    Total liabilities                                       62,103       51,234
                                                         ---------    ---------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,905,000 shares                                     59           59
 Additional paid-in capital                                 23,530       23,530
 Retained earnings                                          31,077       26,506
 Cumulative translation adjustment                          (1,430)      (2,306)
                                                         ---------    ---------
                                                            53,236       47,789
 Less treasury stock, at cost - 254,440
   shares of common stock                                   (5,089)      (5,089)
                                                         ---------    ---------
    Total shareholders' equity                              48,147       42,700
                                                         ---------    ---------
                                                         $ 110,250    $  93,934
                                                         =========    =========

                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)



                                                         Nine months ended
                                                            September 30,
                                                     --------------------------
                                                       1995              1994
                                                     ---------        ---------
Net sales                                            $ 126,066        $ 108,913
                                                     ---------        ---------
Cost of sales                                           83,105           68,654
Selling                                                 21,848           18,742
General and administrative                               6,956            6,482
Research and development                                 2,999            2,400
                                                     ---------        ---------
                                                       114,908           96,278
                                                     ---------        ---------
Operating income                                        11,158           12,635
                                                     ---------        ---------
Other income(expense):
  Interest income                                          296              143
  Interest expense                                      (1,906)          (1,243)
  Amortization of intangible assets                     (1,214)            (806)
  Other - Net                                             (672)            (423)
                                                     ---------        ---------
                                                        (3,496)          (2,329)
                                                     ---------        ---------
Income before income taxes                               7,662           10,306
Provision for income taxes                               3,091            4,022


Net income                                           $   4,571        $   6,284
                                                     =========        =========
Net income per common share                          $    0.81        $    1.11
                                                     =========        =========

                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)


                                                            Three months
                                                               ended
                                                            September 30,
                                                       ------------------------
                                                         1995            1994
                                                       --------        --------
Net sales                                              $ 39,127        $ 35,665
                                                       --------        --------
Cost of sales                                            26,499          23,047
Selling                                                   7,214           6,288
General and administrative                                2,183           2,253
Research and development                                  1,021             768
                                                       --------        --------
                                                         36,917          32,356
                                                       --------        --------
Operating income                                          2,210           3,309
                                                       --------        --------
Other income(expense):
  Interest income                                           107              50
  Interest expense                                         (595)           (481)
  Amortization of intangible assets                        (395)           (280)
  Other - net                                              (256)           (163)
                                                       --------        --------
                                                         (1,139)           (874)
                                                       --------        --------
Income before income taxes                                1,071           2,435

Provision for income taxes                                  452             966
                                                       --------        --------

Net income                                             $    619        $  1,469
                                                       ========        ========

Net income per common share
  and share equivalents                                $    .11        $    .26
                                                       ========        ========

                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)

                                                               Nine months
                                                                 ended
                                                              September 30,
                                                             1995        1994
                                                           --------    --------
Cash flows from operating activities:

Net income                                                 $  4,571    $  6,284
                                                           --------    --------
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                               5,095       4,082
  Changes in assets and liabilities:
    Accounts receivable                                      (1,688)     (1,816)
    Inventory                                                (1,364)         76
    Other current assets                                       (899)      1,712
    Accounts payable and accrued expenses                       846      (2,172)
    Income taxes payable                                        261         140
    Other assets and liabilities - net                          376      (1,057)
                                                           --------    --------
    Net cash provided by operating activities                 7,198       7,249
                                                           --------    --------
Cash flows from investing activities:
 Capital expenditures                                        (4,234)     (4,235)
 Purchase of business assets                                 (8,308)     (3,272)
 Other, net                                                     255
                                                           --------    --------
    Net cash used by investing activities                   (12,287)     (7,507)
                                                           --------    --------
Cash flows from financing activities:
 Net borrowings under revolving credit facilities             8,385       1,660
 Repayment of debt                                                       (5,388)
                                                           --------    --------
    Net cash provided (used) by financing activities          8,385      (3,728)
                                                           --------    --------
Effect of exchange rate changes on cash                         336         490
                                                           --------    --------
   Net increase (decrease) in cash and cash
    equivalents                                               3,632      (3,496)

Cash and cash equivalents at beginning of period              6,975       9,719
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 10,607    $  6,223
                                                           ========    ========

                 The accompanying notes are an integral part of
                       the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at September 30, 1995 and the results of its operations and changes in its cash flows for the nine months ended September 30, 1995 and 1994.

The Company presumes that users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements for the year ended December 31, 1994 contained in the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

NOTE 2 - INVENTORIES:

Inventories are stated at the lower of cost or market.  For U.S.
operations, cost is determined using the last-in, first-out (LIFO) method. For foreign operations, cost is determined using the first-in, first-out (FIFO) method.

The components of inventories are:
                                    Sept. 30,        Dec. 31,
                                      1995             1994
                                     -------         -------
          Finished goods             $16,423         $14,047
          Work-in-progress               135             218
          Raw materials                6,990           6,181
                                     -------         -------
                                     $23,548         $20,446
                                     =======         =======

NOTE 3 - ACQUISITION:

On January 9, 1995, the Company purchased all the outstanding stock of the Auralux Corporation ("Auralux"). Auralux, with annual revenues of approximately $10 million at the time of the acquisition, will operate as a subsidiary of the Company. Auralux is a manufacturer of textile chemicals used in fabric finishing with product lines including fire retardants, softeners, thermosetting resins and other specialty products. In connection with this acquisition, the Company acquired a nine acre site in Yantic, Connecticut from which Auralux manufactures, distributes and warehouses its products. The results of this acquisition were included in net income as of the purchase date. This acquisition was accounted for as a purchase and is not considered material for disclosure of pro forma effects.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994 and Three Months Ended September 30, 1995 compared to Three Months Ended
September 30, 1994.

The following table sets forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties.
                                        Nine Months Ended September 30,
                                       ---------------------------------
                                             1995             1994
                                       ----------------  ---------------
                                                 % of              % of
                                        Amount   Sales    Amount   Sales
                                       --------  -----   --------  -----
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $ 41,471   32.9%  $ 38,975   35.8%
 Textile Chemical Specialties            84,595   67.1     69,938   64.2
                                       --------  -----   --------  -----
   Total                                126,066  100.0    108,913  100.0

Cost of Sales
 Environmental Products and Services     29,603   71.4     26,386   67.7
 Textile Chemical Specialties            53,502   63.2     42,268   60.4
                                       --------  -----   --------  -----
   Total                                 83,105   65.9     68,654   63.0

Gross Margin
 Environmental Products and Services     11,868   28.6     12,589   32.3
 Textile Chemical Specialties            31,093   36.8     27,670   39.6
                                       --------  -----   --------  -----
   Total                                 42,961   34.1     40,259   37.0

Operating Expense
 Environmental Products and Services      8,299   20.0      7,918   20.3
 Textile Chemical Specialties            23,504   27.8     19,706   28.2
                                       --------  -----   --------  -----
   Total                                 31,803   25.2     27,624   25.4

Operating Income
 Environmental Products and Services      3,569    8.6      4,671   12.0
 Textile Chemical Specialties             7,589    9.0      7,964   11.4
                                       --------  -----   --------  -----
   Total                                 11,158    8.9     12,635   11.6

Other Income (Expense), Net              (3,496)  (2.8)    (2,329)  (2.1)
                                       --------  -----   --------  -----
Income Before Income Taxes                7,662    6.1     10,306    9.5

Provision for Income Taxes                3,091    2.5      4,022    3.7
                                       --------  -----   --------  -----

Net Income                             $  4,571    3.6%  $  6,284    5.8%
                                       ========  =====   ========  =====

                                           Three Months Ended September 30,
                                        --------------------------------------
                                             1995                  1994
                                        -----------------   ------------------
                                                    % of                  % of
                                         Amount    Sales    Amount       Sales
                                        -------    -----   --------      -----
                                          (in thousands except percentages)
Sales
 Environmental Products and Services    $13,406     34.3%  $ 12,958       36.3%
 Textile Chemical Specialties            25,721     65.7     22,707       63.7
                                        -------    -----   --------      -----
   Total                                 39,127    100.0     35,665      100.0

Cost of Sales
 Environmental Products and Services      9,660     72.1      8,986       69.3
 Textile Chemical Specialties            16,839     65.5     14,061       61.9
                                        -------    -----   --------      -----
   Total                                 26,499     67.7     23,047       64.6

Gross Margin
 Environmental Products and Services      3,746     27.9      3,972       30.7
 Textile Chemical Specialties             8,882     34.5      8,646       38.1
                                        -------    -----   --------      -----
   Total                                 12,628     32.3     12,618       35.4

Operating Expense
 Environmental Products and Services      2,761     20.6      2,745       21.2
 Textile Chemical Specialties             7,657     29.7      6,564       28.9
                                        -------    -----   --------      -----
   Total                                 10,418     26.7      9,309       26.1

Operating Income
 Environmental Products and Services        985      7.3      1,227        9.5
 Textile Chemical Specialties             1,225      4.8      2,082        9.2
                                        -------    -----   --------      -----
   Total                                  2,210      5.6      3,309        9.3

Other Income (Expense), Net              (1,139)    (2.9)      (874)      (2.5)
                                        -------    -----   --------      -----
Income Before Income Taxes                1,071      2.7      2,435        6.8

Provision for Income Taxes                  452      1.1        966        2.7
                                        -------    -----   --------      -----

Net Income                              $   619      1.6%  $  1,469        4.1%
                                        =======    =====   ========      =====

Operations

     Sales for the nine months and quarter ending September 30, 1995 increased by 15.7% and 9.7%, respectively, compared with the similar 1994 periods. The largest growth was in the Textile Chemical Specialties segment which increased 21.0% and 13.3%, respectively. The Environmental Products and Services segment also showed improvement for both periods, increasing 6.4% and 3.5% over the same 1994 periods.

     Sales in the Textile Chemical Specialties segment in both America and Europe improved for the nine month and quarter periods. The sales growth of 28.0% and 18.6% during the first nine months and third quarter of 1995 in America principally resulted from the acquisition of the Auralux Corporation in January of this year along with growth in the liquid-for-solid, preparation and garment finishing product lines in the first six months. Europe division textile chemical sales for the 1995 nine month and third quarter periods improved in terms of U.S. dollars by 12.4% and 5.8%. In local currencies, Europe sales increased 4.4% and 1.9% with growth in units of 4.8% and 2.5%, principally the result of increases in Turkey, France, Germany, and Italy.

     Improved ion exchange and specialty polymer product line sales aided the growth in both periods in the Environmental Products and Services segment. For the year, selling prices in the ion exchange product line continue to be lower than the first nine months of 1994 and the market remained flat. Biochemical product line sales increased in the nine month and quarter periods due, in part, to initial revenues gained from a bioremediation project for a major U.S. oil company, and to improvements in the industrial and municipal wastewater treatment area. The Company's membrane product line improved on a nine month basis due to increased export business, although the third quarter was substantially under the same quarter in 1994 due to order spacing.

     The gross margin for the nine months and third quarter ending September 30, 1995 was 34.1% and 32.3%, lower than the 37.0% and 35.4% experienced during the comparable periods in 1994. The gross margin in the Textile Chemicals Specialties segment decreased to 36.8% and 34.5%, respectively, as compared with last year's similar periods of 39.6% and 38.1%. Margins dropped in both Europe and America. Europe continues to be adversely affected by the weakness of the lira in Italy, where a large portion of the sales occur, and increased U.S. dollar translated costs relating to the strong guilder in Holland where manufacturing costs are incurred. America margins declined in both periods due to an unfavorable product and customer mix, lower average selling prices and increased raw material costs. These were partially offset by lower freight costs, improved manufacturing efficiencies and overall continued cost controls.

     The gross margin in the Environmental Products and Services segment decreased to 28.6% and 27.9%, respectively from last year's similar periods of 32.3% and 30.7%. These declines were principally the result of lower ion exchange margins due to continued period-to-period increases in major raw material costs, especially styrene, coupled with a decrease in average selling prices. These were somewhat offset by favorable manufacturing cost containment efforts. Biochemical gross margins also declined in both periods due to a continuing unfavorable mix and increased fixed manufacturing costs incurred in the development and support of new business. The remaining businesses in this segment had a slight overall decline in margins for both periods.

     Operating expenses as a percent of sales for the nine month period improved slightly to 25.2% as compared to last year's 25.4%. For the quarter, operating expenses as a percent of sales increased to 26.7% versus 26.1% for 1994's third quarter due to negative performance in the Textile Chemical Specialties segment caused by adverse currency impacts in Europe and slightly lower sales volumes in the core America business.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 40.3% for the nine month period increased over last year's applicable rate of 39.0%. The increase was the result of the Company earning more of its income in jurisdictions with higher tax rates and certain purchase accounting adjustments related to the acquisition of a textile chemical specialty business.

     Other expense was $3.5 million for the nine months of 1995 versus $2.3 million in last year's comparable period. The increase was primarily due to higher interest expense and amortization related to the acquisition of the Auralux Corporation and the textile chemical business of CNC International and to losses on the translation of European textile chemical intercompany accounts on sales from Holland to other European subsidiaries with weak currencies.

Liquidity and Capital Resources

     Cash and cash equivalents increased to $10.6 million as of September 30, 1995 compared to $7.0 million at December 31, 1994. This increase was primarily the result of net income from operations, the favorable impact of a weak U.S. dollar and a strong Dutch guilder since most of the cash is located in Europe, and additional borrowings.

     Net cash flow generated by operating activities totalled $7.2 million on a nine month basis, approximately the same amount of cash generated in the similar 1994 period. In 1995, the Company experienced higher non-cash expenses and increases in accounts payable and accrued expenses on higher levels of business, offset by lower net income and increases in inventory and accounts receivable.

     Net cash used for investing activities totalled $12.3 million for the first nine months of 1995 as compared with $7.5 million for the same period in 1994. The increase was essentially the result of acquiring the Auralux Corporation in January 1995. Capital expenditures of $4.2 million were the same for the first nine months of both 1995 and 1994.

     Net cash provided by financing activities for the first nine months of 1995 included an increase in net borrowings of $8.4 million primarily due to the funding of the Auralux Corporation acquisition, and a EuroLira loan established in June as a hedge against the lira versus guilder exchange rates. In 1994, the Company reduced debt by approximately $3.7 million in excess of some additional borrowings.

     At September 30, 1995, the Company had a $25 million multi-currency unsecured revolving line of credit with Bank of Boston which expires in July, 1997 and owed $12,363,000 as of that date.

     The Company has entered into a series of interest rate swap agreements which effectively converted a significant portion of its long term debt from a fixed rate of 8.17% to a variable rate based upon the 90 day Libor rate. The Company's effective interest rate on all borrowings during the first nine months of 1995 was 8.41%.

     During 1995, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to be somewhat in excess of 1994 levels due to a planned relocation of a manufacturing facility in Mexico. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short term and long term financial obligations in the foreseeable future.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, the Company has determined that the functional currencies are the subsidiaries' local currency.
The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. The Company recognized exchange losses in the Europe division in the first nine months of 1995 of $356,000 compared to losses of $72,000 for the similar 1994 period.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

     There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 30, 1995.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SYBRON CHEMICALS INC.



                                   /s/ Jeffrey Albin
                                   ------------------------------
                                   Jeffrey Albin
                                   Executive Vice President-
Date:  November 10, 1995           Finance and Chief Financial
                                   Officer (Principal Financial
                                   and Accounting Officer)