Form 10-K
period 1995-12-31
SYBRON CHEMICALS INC
filed 1996-04-01
CIK 832815

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    ------

                                  FORM 10-K

(MARK ONE)
           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1995

                                      OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from          to
                                              ----------  ----------
                         Commission File No. 0-19983

                            SYBRON CHEMICALS INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                              51-0301280
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)

Birmingham Rd., P.O. Box 66, Birmingham, NJ.             08011
 (Address of principal executive offices)              (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 893-1100

                              --------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
        NONE                                             NONE


Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X    No
                                 ------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 15, 1996 as reported on the NASDAQ Exchange, was approximately $15,461,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 15, 1996, there were 5,650,560 shares of the Registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 1996 are incorporated by reference into Part III of this Annual Report.

==============================================================================

                              SYBRON CHEMICALS INC.
                              ---------------------

                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
                   ------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report contains information that is forward looking, such as information relating to future capital expenditures and environmental cleanup costs as well as the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, fluctuations in exchange rates of various foreign currencies, and other risks associated with foreign operations, changes in governmental and regulatory policies including environmental regulations, the pricing of raw materials, the ability of the Company to make and successfully integrate corporate acquisitions, technological developments and changes in the competitive environment in which the Company operates.

                                TABLE OF CONTENTS
                                ------------------
          Item                                               Page
          ----                                               ----
PART I
           1  Business........................................  1
           2  Properties...................................... 15
           3  Legal Proceedings............................... 16
           4  Submission of Matters to a Vote of Security
               Holders........................................ 16
PART II
           5  Market for the Registrant's Common Stock and
               Related Stockholder Matters.................... 17
           6  Selected Financial Data......................... 18
           7  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.. 20
           8  Financial Statements and Supplementary Data..... 29
           9  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure......... 29
PART III
           10 Directors and Executive Officers of the
               Registrant..................................... 29
           11 Executive Compensation.......................... 30
           12 Security Ownership of Certain Beneficial
               Owners and Management.......................... 31
           13 Certain Relationships and Related
               Transactions................................... 31
PART IV
           14 Exhibits, Financial Statement Schedules
               and Reports on Form 8-K........................ 31
              Signatures...................................... 33

                                       (i)

                                     PART 1
ITEM 1.  BUSINESS

General

      Sybron Chemicals Inc. (the "Company") is an international specialty chemical company that develops, produces and markets products and related services for two main markets: environmental (primarily related to water and waste treatment) and textile dyeing and finishing. The Company's two operating segments, Environmental Products and Services and Textile Chemical Specialties, accounted for 32.8% and 67.2%, respectively, of total sales for 1995. The Company's Environmental Products and Services segment includes water treatment products such as ion exchange resins for use in home water softening/conditioning and industrial water treatment; high quality reverse osmosis membrane elements used primarily in point-of-use drinking water purification systems; biochemicals for treating industrial and sanitary waste, contaminated soil and groundwater; and specialty polymers. The Company's Textile Chemical Specialties segment includes various products used in wet processing of natural and synthetic fibers to enhance the aesthetic and physical characteristics of textile fabrics, as well as related organic chemicals.

     The Company offers over 1,500 products which are sold to over 5,800 active customers worldwide. Many of the Company's products are custom designed to meet the particular needs of its customers. The top 10 customers accounted for approximately 14.7%, 15.3% and 16.5% of sales in 1995, 1994 and 1993, respectively. The largest customer in each year accounted for less than 5% of consolidated sales.

     The Company, a Delaware corporation formerly known as Sybron Chemical Industries Inc., is the successor to a business established in the 1920's. That business became a specialty chemical company (the "Sybron Chemical Group") in the 1960's under the ownership of Sybron Corporation. The Company acquired the Sybron Chemical Group from Sybron Corporation in 1987.

     The Company's business is based predominantly on providing products and services which solve customers' problems, thereby allowing them to achieve desired performance in their own products and processes. The cost of the Company's products and services typically is small compared to the benefits derived by the customer from the use of such products and services. The Company's extensive field sales force and marketing representatives, most of whom have had direct working experience in the industries which they service, function as applications engineers. They work in conjunction with the Company's research groups and customers to develop and sell products and applications know-how to meet customers' individual needs.

     The following table sets forth the Company's sales, operating income and operating income as a percentage of sales by segment for the periods indicated:

                                                 Year ended December 31,
                                              ------------------------------
                                                1995       1994       1993
                                              --------   --------   --------
                                            (in thousands, except percentages)
Sales
  Environmental Products and Services         $ 54,969   $ 50,898   $ 53,235
  Textile Chemical Specialties                 112,838     94,828     82,737
                                              --------   --------   --------
     Total                                    $167,807   $145,726   $135,972
                                              ========   ========   ========

Operating Income
  Environmental Products and Services         $  4,730   $  5,395   $  7,769
  Textile Chemical Specialties                  10,247     10,361   $  7,512
                                              --------   --------   --------
     Total                                    $ 14,977   $ 15,756   $ 15,281
                                              ========   ========   ========

Operating Income as a Percentage of Sales
  Environmental Products and Services             8.6%      10.6%      14.6%
  Textile Chemical Specialties                    9.1%      10.9%       9.1%
  Total                                           8.9%      10.8%      11.2%

     All other financial information about business segments and foreign operations is included in Items 7 and 8 to this Annual Report on Form 10-K and is incorporated herein by reference.

     Unless noted otherwise, market share estimates contained in this Annual Report have been developed by the Company from internal sources and no assurance can be given regarding the accuracy of such estimates.

Environmental Products and Services Segment

      The Company's environmental products and services segment consists of ion exchange resins for use in home water softening and conditioning and industrial water treatment; membranes used primarily in point-of-use drinking water purification systems; biochemicals for treating industrial and sanitary waste, contaminated soil and groundwater; specialty polymers and a line of tank cleaning equipment which was sold in December 1993. The following table sets forth net sales by product line for the years indicated:

                                 Years ended December 31,
                              -----------------------------
Product Line                   1995        1994        1993
- ------------                  ------      ------      -----
                                      (in thousands)
Water Treatment (1)           $34,750     $32,273     $34,532
Biochemicals                   14,119      13,588      12,887
Specialty Polymers              6,100       5,037       4,564
Tank Cleaning Equipment (2)        --          --       1,252
                              -------     -------     -------
                              $54,969     $50,898     $53,235
                              =======     =======     =======

(1) Includes the Ion Exchange and Membranes business units.
(2) The tank cleaning equipment business was sold in December 1993.

  Ion Exchange Resins

     The Company's ion exchange resins, which are used to improve water quality, serve two distinct markets, industrial and household. Ion exchange resins are solid chemical compounds (polymers), generally in bead form, which are used primarily for the softening and demineralization of water and the removal of contaminants from other fluids. The softening and demineralization processes involve the exchange of acceptable ions which are originally chemically bound to the resins for undesirable ions present in water. The process is reversible in that the resins can be regenerated to their original ionic forms permitting continuous reuse. Depending upon the type of resin and application, resins will typically last for between three to ten years before replacement is necessary. Ion exchange resins are either anion exchange resins, which remove negatively charged ions, or cation exchange resins, which remove positively charged ions. Both cation and anion exchange resins are used in equipment for industrial applications, while only cation resins are used in home water softening equipment. The Company's ion exchange products are sold under the IONAC(R) tradename.

     The industrial ion exchange water treatment market involves the demineralization of incoming water for high pressure boilers and the purification of process water and other fluids. The use of untreated boiler water causes scaling of the heat exchangers which, in turn, leads to loss of efficiency or damage to costly turbine blades. Treatment of water with cation and anion exchange resins is required to reduce such risks. Electrical utilities are the largest industrial resin endusers. Other major industrial endusers include large water users such as paper mills, refineries, and petrochemical plants and those industries requiring a high level of water purity, such as semi-conductor manufacturers and laboratories. A market exists in trailers containing ion exchange equipment that provide temporary on-site water treatment to various industries and utilities. The service deionization business, which provides on-site water treatment to a number of businesses, such as the electronics industry, also continues to grow.

     During 1995, the Company expanded the sales of the SR (Selective Resin) line of ion exchange resins. These premium resins selectively remove contaminants from water, wastewater and process streams which enables the Company to target higher profit margin segments. In addition, the Company continued to reduce its fixed costs supporting the ion exchange business in response to weakened market conditions and reduced profitability.

     A three-tiered channel of distribution exists in the U.S.
industrial water treatment market. Resins for water treatment are occasionally sold directly to endusers by the resin manufacturer but normally are sold to original equipment manufacturers ("OEM") for use in new equipment and to both OEM's and distributors for resale to replace resins in existing equipment. The Company has developed close working relationships with major OEM's and selected distributors based on strong technical support and customer service. The ion exchange sales force, comprised of chemists and engineers, also maintains an active enduser contact program through which members of the sales force act as advisors on matters related to the various needs for quality water. This key customer service aspect of the Company's marketing strategy has enabled the Company to have its resins specified by numerous endusers. International business, representing approximately 25% of the Company's industrial ion exchange business, is conducted primarily through agents supported by the Company's in-house personnel. The Company's industrial ion exchange resins are sold to approximately 150 customers.

     Other industrial ion exchange products manufactured and sold by the Company include electrodialysis membranes impregnated with ion exchange resins used primarily in the cleanup of automotive paint baths, and desalting kits used for low volume desalinization of water, which are primarily sold to governments and the air and marine transportation industries for emergency use.

     In addition to the industrial market, the Company provides cation exchange resins to the U.S. household water softening market with a market share in excess of 50%. The Company believes that the market for household water treatment products is positioned for growth in the coming years, as the concern for water quality continues to grow. The Company's main softening resins, including Ionac(R) C-249, are sold directly to water softening equipment manufacturers such as Culligan International Company to whom the Company has been a major supplier for over 30 years. The Company has maintained its leading market position in the United States for years through its strong technical support and customer service to the softener manufacturers and through the introduction of new products with physical characteristics specifically suited for this market segment.

     Based on industry publications, the Company estimates the total U.S. market for ion exchange resins in 1995 to be approximately $175 million. The Dow Chemical Co., Purolite Corporation and Rohm and Haas Co. are the major competitors in this segment. The ion exchange business requires significant investment in production facilities as well as specialized know-how in product synthesis, applications and customer support. As a result, it is difficult for companies not presently manufacturing ion exchange resins to enter this market.

   Membranes

     Purification Products Company ("PPC"), a wholly owned-subsidiary of the Company, headquartered in San Marcos, California, manufactures and supplies high quality reverse osmosis ("RO") membrane elements used primarily in point-of-use drinking water purification systems.

     Reverse osmosis is a filtration process in which the RO membrane filters out undesirable impurities such as metal salts, nitrates, other dissolved solids and certain organic compounds from the water. Point-of-use RO treatment produces purified, better tasting water which passes through to the enduser such as a homeowner or commercial establishment. PPC manufactures and assembles a cellulose triacetate membrane and membrane element and assembles a thin film composite membrane element.

     The point-of-use drinking water market has been a growing segment of the quality water market as consumer concern regarding the presence of harmful impurities in drinking water supplies has heightened. Many manufacturers of point-of-use drinking water systems for the home also produce and sell home water softening equipment, for which the Company is a major supplier of the softening ion exchange resin (Ionac(R) C-249). In addition to home water softening equipment, PPC is producing larger RO elements for the commercial and industrial markets and is developing membrane products for waste treatment applications. Larger companies such as Dow Chemical Co. and Osmonics, Inc. are major competitors of PPC as well as some smaller companies who focus primarily on producing membrane elements.

  Biochemicals

     The biochemicals business supplies selectively adapted bacterial strains under the BI-CHEM(R) trademark and appropriate application technology under the trade name Biosystems Engineering. The Company has established a leadership position in the waste degradation field through its development of highly active bacterial strains, as well as through its understanding of the optimal conditions for application of those strains to solve field problems. In the biodegradation process, bacterial strains which are developed under laboratory conditions through a process of natural selection and adaptation, reduce or eliminate specific contaminants by breaking them down into harmless components such as carbon dioxide and water. The Company's biochemical products are used in the treatment of industrial and municipal wastewater; the elimination of hazardous contaminants in soil and groundwater caused by spills and leaking underground storage tanks; the operation of septic systems; and the reduction of fat and grease in places such as household drains, retention ponds and restaurant grease traps. The Company expects these markets to experience high growth due to the increasing emphasis on treating waste problems utilizing environmentally safe methods and minimizing the quantity of waste for disposal.

     The Company's biochemical products are based on naturally occurring microorganisms already present in the environment. The Company's primary expertise is in isolating, selecting, adapting and growing organisms so they will degrade specific hazardous or toxic organic compounds at a much faster rate than would otherwise occur with indigenous organisms under normal conditions. Highly trained technical service and field sales engineers, supported by skilled laboratory technicians, biologists and environmental engineers, provide the necessary knowledge and experience to identify and solve customers' problems and to develop a growing base of business.

     For over twenty years, the Company has served the on-site waste treatment market (domestic and institutional septic systems). Over the past few years, the Company has expanded its presence in this market segment through the introduction of biological formulations for institutional and household utilization, such as bathroom and carpet deodorizers as well as fat and grease digesters for unclogging drains and pipes in toilets, kitchens and fast food restaurants. In June 1993, the Company began supplying a biologically active formulation to a major consumer products company for use in their new biological drain maintenance product. This product, which eliminates deposit buildup in drain lines and prevents its recurrence, has been well received by the market since its introduction.

     In January 1995, the Company began supplying a new biologically active formulation designed to enhance septic tank performance. This product is being marketed by the same company who markets the drain maintenance product with the Company's formulation. The Company believes that its septic tank product is superior to other similar products currently sold in the market place. The Company believes that the growth potential for the septic treatment product is significant since studies indicate that only 10% of households with a septic waste treatment system utilize septic treatment products.

     The Company's biochemical products are developed and manufactured in a facility located in Salem, Virginia, where up-to-date research, quality control, and product development laboratories are located together with fermentation, blending and packaging operations.

     There are a few other companies that grow and sell bacterial strains such as International Biochemicals Group, Polybac Corporation and Semco Corporation, but the Company believes its products have achieved a higher degree of technological and regulatory acceptance than its direct competitors' products. The Company also believes it has developed unique application know-how in this area.

  Specialty Polymers

     The specialty polymers business supplies polymer beads for use as binders in dry toners for office copy machines and laser printers and other polymeric materials for use in adhesives and coatings and plastic (PVC) compounds. The Company's products in this segment represent a small portion of the total specialty polymers market. The Company's customers include major laser printer equipment manufacturers, independent toner manufacturers and major adhesive and tape suppliers. During 1995, the Company substantially increased its sales in the growing toners/polymers area through a toll manufacturing agreement with another company which services this business segment. The Company's major competitors in the products that it manufactures include, Hercules-Sanyo, Inc., Image Polymers Inc. and Polytribo Inc.

Textile Chemical Specialties Segment

      The Company's textile chemical specialty products business consists of textile chemicals and related organic products. The following table sets forth net sales by product line for the years indicated:


                             Years ended December 31,
                         -------------------------------
Product Line              1995         1994         1993
- ------- ----             ------       ------       -----
                                   (in thousands)
Textile Chemicals
 - America Division(1)   $ 57,924     $45,995      $37,746
 - Europe Division(2)      48,859      43,071       40,095
Organics                    6,055       5,762        4,896
                         --------     -------      -------

                         $112,838     $94,828      $82,737
                         ========     =======      =======


(1) Includes the Company's U.S. operations as well as sales to Canada, Mexico, Latin America and the Far East.
(2) Includes the Company's operations in Europe as well as sales to the Middle East and Africa.

  Textile Chemicals

     Chemical usage in the worldwide textile industry is divided among the fiber and yarn forming, fabric forming and wet processing industry segments. The Company participates in the largest segment, wet processing, which is divided into four major types: fabric preparation (scouring and bleaching), printing, dyeing and finishing.

     Constant developments in textile fibers, fashions, manufacturing processes and regulatory requirements create a continuing need for new chemicals. The Company capitalizes on these business opportunities through an ongoing process of product development. In this process, the Company's research and applications chemists respond to field requirements identified by sales and marketing personnel who maintain close contact with the Company's customers.

     The Company markets its dyehouse products in the United States and Europe under the brand name TANATEX(R). The Company markets its fabric finishing products primarily in the United States under various names. In Europe, the Company has also developed proprietary technology and substantial market share in the high-quality fabric printing industry.

     U.S. textile mills purchase their preparation and dyeing chemical requirements from large dyestuff suppliers and many small companies. The Company estimates the market segments for the preparation and dyeing chemicals in which it competes in the United States to be in excess of $500 million. The Company's major competitors in these segments include American Emulsions Company, Apollo Chemical Company, Ciba-Geigy Corp., Henkel Corp., High Point Chemical Company, Piedmont Chemical Industries Inc. and Virkler Chemical Company. Products sold by the Company to these market areas include surfactants for wetting and removal of impurities, stabilizers and detergents for use in bleaching, enzymes, agents to increase dye yield and provide smooth level shades, pH control agents and materials which prevent dye from washing out or degrading.

     The Company also services the Canadian and Mexican markets through its own local organizations in these countries, including a manufacturing facility in Mexico City, and uses various agents and licensees to access other Latin American markets.

     The Company has a manufacturing facility and a marketing organization in Taiwan. During 1995, the Company set up a subsidiary in Seoul, Korea in order to service the Korean textile market. The products to be sold in the Korean market will be manufactured by the Company's Taiwanese manufacturing plant.

     The U.S. fabric finishing market segment is dominated by a few large suppliers of commodity products such as glyoxal resins, acrylic polymers and melamine resins. The Company has chosen to participate in this segment as a supplier to selected specialty niches. The Company's product line includes specialty permanent press resins, hand modifiers (for products such as acetate linings, nylon jacket fabric and lace), fabric softeners for industrial use and flame retardants (used on industrial fabrics, drapes, wall coverings and curtains). During 1995, the Company introduced several new products including systems used in creating wrinkle free 100% cotton garments with improved physical properties.

     The Company has an important position in the high-quality and technically oriented wet-end processing segment of the European textile industry. The textile manufacturing industry in Europe tends to be characterized by producers that are smaller and more oriented to fashion and quality than the producers in the United States. European customers rely to a large extent on the expertise and product development capabilities of their suppliers of dyehouse products. The Company believes that its technological capabilities and customer support services have enabled it to grow and gain a significant share of the dyehouse products market in Europe. In 1994, a new thickener system was successfully commercialized to allow printing of carpets with the new chromojet machine, giving more flexibility in patterns and sharper prints with higher brilliancy and color yield. In 1995, the Company introduced Tannex Rena, a new stabilizer for the peroxide bleaching of cotton. Tannex Rena generates the optimal peroxide stabilizing characteristics of silicate without the negative aspects of machinery pollution and the influence on handling and sewability of the cotton fabric.

     Some of the major chemical and dye manufacturing companies in Europe, such as BASF, Bayer A.G., Ciba-Geigy A.G., Hoechst A.G., Sandoz A.G. and Zeneca, are major competitors of the Company, as are some larger local specialty chemical manufacturers such as Allied Colloids Ltd. and C.H. Tubingen.

     The Company serves approximately 2,000 customers in the major textile centers in Europe through its direct sales forces in Austria, France, Holland, Italy, Germany, Portugal, Spain and the United Kingdom; and through exclusive agency and distributor agreements in the Baltic States, Belgium, Bulgaria, Egypt, Greece, Hungary, Morocco, Poland, Scandinavia, Slovakia, Slovenia and Turkey.

     The Company also services the South African textile market through its own local sales organization and manufacturing facility in Durban.

  Acquisition of Auralux Corporation

     In January 1995, the Company completed the purchase of all the outstanding stock of Auralux Corporation ("Auralux"). At the time of the acquisition, the acquired business had annualized sales revenue of approximately $10 million. Auralux is a manufacturer of textile chemicals used in fabric finishing and their product line includes fire retardants, softeners, thermosetting resins and other specialty products. In connection with this acquisition, the Company purchased a nine acre site in Yantic, Connecticut (the "Yantic Facility") from which Auralux manufactures, distributes and warehouses its products. This facility enables the Company to maintain a leadership position in the important Northeast textile market through more effective servicing of its customers.

     In January 1996, the outstanding common stock and operations of Auralux were merged into the Company in order to take advantage of their common business synergies in the manufacturing and marketing of textile chemicals in the United States.

  Organics

     The Company markets its production capabilities and process expertise to major chemical companies that require custom synthesis and fine chemicals. The demand for the Company's technology in these areas has allowed its Wellford, South Carolina plant to utilize excess capacity and has enabled the Company to expand its capabilities and increase its overall margins. Clients for these services include some of the largest chemical companies in the United States. The Company plans to continue its successful strategy of marketing and developing its proprietary product line and utilizing excess capacity for custom manufacturing.

     The organics product line was developed to capitalize on the Company's proprietary manufacturing technology in the areas of quaternization, alkylation and esterification (typical organic synthesis reactions used to make a variety of industrial chemical products). Products produced from these and other types of reactions are now sold for use as phase transfer agents, surfactants and intermediates for textile, cosmetic and various industrial applications. The Company's distillation capabilities enable the products to be purified to the exact specifications demanded by these industries. Many of the chemicals produced and sold by this unit serve as raw materials for the formulations sold by the textile groups. Therefore, the organics product line represents both a vertical integration and a branching out into new markets.

Employees and Labor Relations

     At December 31, 1995, the Company had 710 employees worldwide, of whom 65% were salaried employees and 35% were hourly employees, with 80 employees in management and administration, 187 in sales and marketing, 72 in engineering and research, and 371 in production. The hourly employees at the Company's Birmingham, New Jersey facility are covered by collective bargaining agreements with two unions. These labor agreements will expire on April 11, 1996. Negotiations with these two unions relating to a new collective bargaining agreement are ongoing at this time. Employees at the Ede, Holland facility are all members of national unions, which is customary in Holland. The Company considers its relations with its union and non-union employees to be satisfactory.

Risks Attendant to Foreign Operations

     The Company conducts its business in numerous foreign countries and as a result is subject to risks of fluctuations in exchange rates of various foreign currencies and other political and economic risks associated with international business. The Company's foreign entities report their assets, liabilities and results of operations in the currency in which the foreign entity primarily conducts its business. The foreign currencies are ultimately translated in U.S. dollars for financial reporting purposes.

     For the fiscal years 1995, 1994, and 1993, approximately 41.9%, 41.8% and 40.5% of the Company's net sales were to customers outside the United States, predominantly in Western Europe, with most of the balance in Canada, Mexico and the Far East.

     For the fiscal years 1995, 1994 and 1993, approximately 62%, 64% and 68% of the Company's identifiable assets were in North America. The remainder of the Company's identifiable assets were predominantly in Western Europe although the Company does lease small production facilities in Taiwan and South Africa.

     For the fiscal years 1995, 1994 and 1993, the Company derived 56%, 56% and 63%, of its operating income from the America Division. The America Division consists of the Company's subsidiaries in the United States, Canada, Mexico and the Far East. The balance of the Company's operating income was principally derived from the Company's European subsidiaries.

Raw Materials

     The Company purchases various raw materials including styrene, sulfuric acid and surface active agents from a number of suppliers and does not rely on a sole source to any material extent. The Company does not foresee any significant difficulty in obtaining necessary raw materials or supplies.

Research and Development

      Each of the Company's individual business groups has its own dedicated research and development activities. The research effort in ion exchange products is dedicated toward improving existing products and new product development. During 1995, several new products used to make toners for desk-top laser printers were developed and introduced into the toner/polymer product line. In addition, substantial process improvements were accomplished on major products, including cation resins, relative to costs and pollution reduction. A new selective resin, SR-12, was developed and commercialized under a tolling and distribution agreement, and will be extremely useful in the removal of metallic ions from acid solutions.

     The Company's research and development in textile chemicals has created several new products and new uses for products in the past year. Products developed in this period include new products and processes for garment processing, an improved stainblocker for carpets, a new stripping and reducing agent for dyes, a new fixative for nylon dying and new defoamers and enzyme products.

     Research efforts in the biochemical business focus on new products and applications for the institutional and household, industrial wastewater, bioremediation, agriculture and textile markets. In the institutional and household area, a patent was issued to the Company for a new drain opener and drain maintenance product that is particularly effective against grease. A patent application has been filed for a unique surface sanitizer that utilizes beneficial microorganisms to prevent the growth of potentially pathogenic microorganisms on the surfaces of restroom fixtures. The Company also completed field and laboratory scale scientific studies of the benefit of bioaugmentation on the operation of residential septic systems. These studies are being used to support the Company's septic system treatment product claims.

     In the area of wastewater treatment products, a patent was issued to the Company for a microbial process for the degradation of common industrial solvents such as Dioxane.

     Research and development expenditures for 1995, 1994 and 1993 were $3.9 million, $3.2 million and $2.9 million, respectively. The sharp increase in R&D spending from 1994 to 1995 is primarily due to the addition of research personnel associated with the acquisition of the Auralux Corporation, as well as increased spending in biochemicals and Europe textiles.

Competition

     The Company has numerous competitors in its environmental products and services and textile businesses, a number of which have substantially greater financial and other resources than the Company. There can be no assurance that the Company will not encounter increased competition in the future.

Environmental Matters

     The manufacture of the Company's products, and in some cases their storage, transportation and disposal, involve a number of environmental considerations. These activities are subject to federal, state, local and foreign laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions, waste water discharge, toxic substances and occupational safety. Violations of any of these laws and regulations, uncontrolled releases of toxic or hazardous materials into the environment or third party or government actions relating to environmental matters could expose the Company to significant liability. The Company believes that it has all the necessary permits to operate its plants and that it is in substantial compliance with current regulatory requirements material to the conduct of its business.

     Periodically, the Company is advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding the cleanup of hazardous waste or chemicals at a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on nine other hazardous waste sites where it could be named as a potentially responsible party. All of these claims relate to disposition of waste occurring prior to the Company's acquisition of the Sybron Chemical Group.

     In connection with the acquisition of the Sybron Chemical Group from Sybron Corporation, (a) the Company agreed to assume all liabilities relating to environmental matters arising as a result of the conduct of the business of the Sybron Chemical Group, and (b) Sybron Corporation agreed to make available to the Company insurance coverage of Sybron Corporation that was in force during the time that the Sybron Chemical Group was part of Sybron Corporation. Such insurance covered certain liabilities that were settled in the past relating to the disposition of waste prior to 1984 at third-party sites not occupied by the Company or its predecessor. Although there can be no assurance that the insurance carriers will accept coverage for additional such events that are not already settled, the Company believes that such insurance adequately covers its exposure. The Company does not have any additional insurance covering environmental liabilities as it believes that such insurance is not presently available on commercially reasonable terms. The Company has not reduced its environmental liabilities or recorded any assets related to potential insurance recoveries from any policies previously in force.

     In connection with the acquisition of the Sybron Chemical Group from Sybron Corporation in 1987, the Company, as the buyer, entered into an Administrative Consent Order with the DEP Division of Hazardous Waste Management, Bureau of Industrial Site Evaluation for the conduct of the ISRA review of the Company's facility in Birmingham, New Jersey. The Company has conducted an extensive sampling plan for both soil and groundwater and has proposed a remedial action work plan (the "Work Plan") to the DEP related to the cleanup of the Birmingham facility. DEP has conditionally approved the Work Plan and the Company has initiated the cleanup based on DEP's conditional approval. The remedial activities pursuant to the Work Plan are expected to be completed by the end of 1996.

     The Company has identified certain soil and groundwater contamination at its facility in Wellford, South Carolina. The Company submitted a proposed sampling and testing program to the South Carolina Department of Health and Environmental Control (DHEC) for its review. DHEC has approved the Company's proposed action for the next phase of the investigation and remediation of potential groundwater contamination.

     The Company has completed a number of studies to identify the extent of certain soil and groundwater contamination at its manufacturing facility in Ede, Holland and other facilities adjacent thereto (collectively, the "Dutch Facilities"). As a result of these studies, the Company is presently remediating certain contamination at its Ede facility. An environmental consulting firm is performing additional studies and developing a plan of remediation for the Dutch Facilities. The Company anticipates that the remediation plan will be presented to local government officials in Ede, Holland for their approval by the end of 1996.

     The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for noncompliance with environmental rules and regulations.

     Although there can be no assurance regarding the outcome of environmental proceedings, the Company believes that it has made adequate accruals to cover all cleanup and other related costs with respect to environmental problems of which it is aware. The Company believes that the environmental matters described above, individually or in the aggregate, will not have a material adverse effect on the financial position, cash flow or operating results of the Company.

Patents and Trademarks

     The Company's products are sold under a variety of trademarks and trade names. The Company owns all of the trademarks and trade names that the Company believes to be material to the operation of its business, including the BICHEM(R), IONAC(R), AURALUX(tm), TANATEX(R), and JERSEY STATE(tm) trademarks. The Company believes such trademarks have widespread commercial recognition in their respective fields. The Company also owns various patents and considers selected patents related to its textile chemicals and biochemicals to be of commercial significance. The Company does not believe any single patent is material to the operations of its business as a whole.

ITEM 2.  Properties

Facilities

     The Company's largest production facility is in Birmingham, New Jersey, where it produces three major product lines: ion exchange resins, textile finishing chemicals and specialty polymers. This plant accounted for approximately 25%, 26% and 34% of 1995, 1994 and 1993 total sales, respectively. It is located on 75 acres of a total of 500 acres owned by the Company in a rural area approximately 23 miles from Philadelphia, Pennsylvania. The Company presently has no plans to sell or to develop its undeveloped real estate in New Jersey.

     At December 31, 1995, the Company occupied six other U.S. facilities: (i) a 22 acre site owned in Wellford, South Carolina producing textile chemicals and organics, (ii) a 2 acre owned facility in Salem, Virginia producing biochemicals, (iii) a 5 acre owned facility in Salem, Virginia used for packaging and warehousing biochemicals, (iv) a one acre leased site in San Marcos, California producing reverse osmosis membranes, (v) a 2 acre leased facility in Dalton, Georgia used for warehousing textile chemicals, and (vi) a 9 acre site owned in Yantic, Connecticut producing textile chemicals.

     The Company owns a production center consisting of a 5 acre facility in Ede, Holland producing textile chemicals. This plant accounted for approximately 29%, 30% and 29% of 1995, 1994 and 1993 total sales, respectively. The Company also leases small production facilities in Mexico, South Africa and Taiwan. The Company is in the process of constructing a new production facility in Mexico on land owned by the Company. This facility is expected to be in operation by the middle of 1996. Once production begins in its new Mexican facility, the Company will terminate its existing lease with no penalties.

     The Company has ample manufacturing capacity for most of its product lines for its current level of business including anticipated growth for at least the next two years. With respect to certain ion exchange resins, the Company has supplemented its production capacity when necessary by making purchases from other suppliers to meet peak customer demands. The Company has been able to increase manufacturing capacity as needed in the past without significant capital expenditures through the development of process improvements and modifications.

     In addition to offices maintained at its production facilities, the Company leases sales office space in (i) Vienna, Austria, (ii) Toronto, Canada, (iii) Oldham, England, (iv) Paris, France, (v) Krefeld, Germany, (vi) Milan, Italy,
(vii) Yokohama, Japan, (viii) Seoul, Korea, (ix) Guimaraes, Portugal, (x) Barcelona, Spain, (xi) Elmwood Park, New Jersey and (xii) Stafford, Texas. The Company's office and warehouse space is currently adequate for its needs. The leases are for total periods of one to five years at commercial rates. Management believes that suitable equivalent facilities could be obtained in each of the cities in which the Company maintains offices.

ITEM 3.  Legal Proceedings

     Periodically, the Company is advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding the cleanup of hazardous waste or chemicals at a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on nine other hazardous waste sites where it could be named as a potentially responsible party. All of these claims relate to disposition of waste occurring prior to the Company's acquisition of the Sybron Chemical Group. In connection with that acquisition, the Company agreed to assume all liabilities relating to environmental matters arising as a result of the prior conduct of the business of the Sybron Chemical Group. The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for noncompliance with environmental rules and regulations.

     There are also pending against the Company several claims and lawsuits arising in the normal course of business. Such claims and lawsuits include allegations of patent infringement, injuries from the inhalation of hazardous chemicals and breach of contract. The Company believes it has adequate insurance to cover any such claims subject to a self-insurance retention of $1,000,000. Similarly, the Company has outstanding several claims and lawsuits arising in the normal course of business against various other parties.

     The Company believes that the legal proceedings described above, individually or in the aggregate, will not have a material adverse effect on the financial position, cash flow or operating results of the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II


ITEM 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.

     Since its inception the Company has not paid any dividends on any class of its Common Stock. Under the terms of its existing bank debt agreements, the Company is required to comply with certain debt covenants which require certain levels of cash flow and equity to be maintained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and Note 6 to the Consolidated Financial Statements also contained herein. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, cash flow and the covenants contained in the bank agreement. The Company has no present intention to pay cash dividends on its Common Stock.

     Based upon record ownership as of February 28, 1996, the approximate number of record holders of the Company's Common Stock is 850. A significant number of shares of the Company's Common Stock is held in street name by various institutions for the benefit of their clients.

     The Company's Common Stock trades on The Nasdaq Stock Market National Market ("Nasdaq") under the symbol "SYCM". The following table sets forth the high and low sale prices of the Company's common stock as reported by the Nasdaq National Market for each of the quarters indicated.

                  1994                       High        Low
                  ----                       ----        ---
          First Quarter...................  $25 1/2     $21 1/4
          Second Quarter..................   27          20 3/4
          Third Quarter...................   26 3/4      24
          Fourth Quarter..................   25 1/2      14 1/4

                  1995                       High        Low
                  ----                       ----        ---
          First Quarter...................  $15 1/2     $11
          Second Quarter..................   15 1/4      11 1/2
          Third Quarter...................   16 1/2      13 1/8
          Fourth Quarter..................   15 7/8      10

ITEM 6.  Selected Financial Data

     The following selected financial data has been derived from the Company's annual financial statements and should be read in conjunction with the consolidated balance sheet at December 31, 1995 and 1994 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1995 and notes thereto. See Item 8, Financial Statements and Supplementary Data, contained in this Annual Report.



                                                                                Year Ended December 31,
                                                                        ---------------------------------------
                                                           1995            1994           1993           1992           1991
                                                           ----            ----           ----           ----           ----
                                                                   (In thousands, except share and per share amounts)
 Statement of Operations:
  Net sales                                               $167,807       $145,726        $135,972      $141,593        $131,074
  Operating income                                          14,977         15,756          15,281        17,694          16,095
  Income before extraordinary items and cumulative
   effect of accounting changes                              6,329          7,638           7,453         7,664           5,016
  Extraordinary items (1)                                       --             --          (2,197)       (1,099)            (98)
  Cumulative effect of accounting changes (2)                   --             --          (9,316)           --              --
  Net income (loss)                                          6,329          7,638          (4,060)        6,565           4,918
  Preferred stock dividends                                     --             --              --            --            (357)
  Net income (loss) applicable to common stock               6,329          7,638          (4,060)        6,565           4,561
  Income per share before extraordinary items and
    cumulative effect of accounting changes                   1.12           1.35            1.32          1.41             .93
  Extraordinary items (1)                                       --             --            (.39)         (.20)           (.02)
  Cumulative effect of accounting changes (2)                   --             --           (1.65)           --              --
  Net income (loss) per common share                          1.12           1.35            (.72)         1.21            0.91
  Weighted average common shares outstanding (3)         5,650,560      5,653,035        5,650,560    5,440,219       5,000,000




                                                                                 Year Ended December 31,
                                                                         -----------------------------------------
                                                              1995          1994           1993           1992          1991
                                                              ----          ----           ----           ----          ----
                                                                                      (In thousands)
Balance Sheet Data:
  Cash and cash equivalents                               $ 11,284        $ 6,975       $ 9,719        $ 7,300       $ 3,677
  Working capital                                           38,495         35,507        29,535         32,290        20,427
  Total assets                                             111,329         93,934        91,805         85,049        80,577
  Long-term debt
   (including exchangeable redeemable preferred stock) (4)  22,532         20,366        20,777         21,075        33,328


- --------------------------------

(1) The extraordinary items represent the loss, net of taxes and other expenses, on the extinguishment of certain long-term debt prior to scheduled maturity.

(2) The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, on January 1, 1993.

(3) The Company's historical per share data and weighted average common shares for the indicated periods have been restated for the 5 for 1 stock split which occurred in connection with the initial public offering of the Company's common stock in March 1992.

(4) The preferred stock was exchanged in December 1991 for certain debt securities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     The following table sets forth certain information about the Company's two business segments.

                                                                          Year Ended December 31,
                                                     1995                          1994                       1993
                                            --------------------           --------------------          ------------------
                                                      % of                          % of                          % of
                                         Amount       Sales            Amount       Sales              Amount       Sales
                                         ------       -----            ------       -----              ------       -----
                                                                    (dollar amounts in thousands)

Sales:
 Environmental Products and Services   $ 54,969        32.8%         $50,898         34.9%            $53,235       39.2%
 Textile Chemical Specialties           112,838        67.2           94,828         65.1              82,737       60.8
                                       --------       -----         --------        -----            --------      -----
   Total                               $167,807       100.0%        $145,726        100.0%           $135,972      100.0%
                                       ========       =====         ========        =====            ========      =====
Cost of Sales:
 Environmental Products and Services    $39,452        71.8%         $35,164         69.1%            $34,756       65.3%
 Textile Chemical Specialties            71,093        63.0           57,427         60.6              50,202       60.7
                                       --------       -----         --------        -----            --------      -----
   Total                               $110,545        65.9%         $92,591         63.5%            $84,958       62.5%
                                       ========       =====         ========        =====            ========      =====
Gross Margin:
 Environmental Products and Services    $15,517        28.2%         $15,734         30.9%            $18,479       34.7%
 Textile Chemical Specialties            41,745        37.0           37,401         39.4              32,535       39.3
                                       --------       -----         --------        -----            --------      -----
   Total                                $57,262        34.1%         $53,135         36.5%            $51,014       37.5%
                                       ========       =====         ========        =====            ========      =====
Operating Expense:
 Environmental Products and Services    $10,787        19.6%         $10,339         20.3%            $10,710       20.1%
 Textile Chemical Specialties            31,948        27.9           27,040         28.5              25,023       30.2
                                       --------       -----         --------        -----            --------      -----
   Total                                $42,285        25.2%         $37,379         25.6%            $35,733       26.3%
                                       ========       =====         ========        =====            ========      =====
Operating Income:
 Environmental Products and Services     $4,730         8.6%          $5,395         10.6%             $7,769       14.6%
 Textile Chemical Specialties            10,247         9.1           10,361         10.9               7,512        9.1
                                       --------       -----         --------        -----            --------      -----
   Total                                $14,977         8.9%        $15,756          10.8%            $15,281       11.2%
                                       ========       =====         ========        =====            ========      =====

1995 Compared to 1994

Operations

     Sales for 1995 improved by 15.2% compared to 1994, the result of increases in the Environmental Products and Services segment and the Textile Chemical Specialties segment of 8.0% and 19.0%, respectively.

     The Environmental Products and Services segment experienced sales growth in the ion exchange, specialty polymer and biochemicals product lines. Ion exchange resins sales increased 9.3% due to improved business activity in the industrial resin product line. However, as in 1994, average selling prices declined by 3.4% because of continued market competition and resin overcapacity. Market share remained flat. Sales of specialty polymers jumped 21.1% due to higher selling prices and a substantial increase in business in the toners product line. Biochemical product line sales increased 3.9% due to increases in the average selling price, initial revenues gained from a land-farming bioremediation project for a major U.S. oil company, and improved industrial, municipal and foreign sales volumes. Reverse osmosis membrane product line sales remained relatively flat year-to-year.

     Sales in the Textile Chemical Specialties segment increased substantially in both the America and Europe divisions. The America textile chemical business increased 25.9% due to the acquisition of the Auralux Corporation in January 1995, the full year effect of the July 1994 acquisition of the CNC International textile chemical business, and improved sales of liquid-for-solid, preparation, garment finishing and carpet products. Overall quantities sold increased 26.7%. However, average selling prices declined by 2.9% due to product mix and competitive pricing to maintain existing business. The Europe division's textile chemical sales increased 13.4% in U.S. dollars and 6.4% in terms of local currencies. Physical volume increased 5.9% due to greater market penetration, primarily in Belgium, France, Germany and Turkey. Average selling prices in terms of Dutch guilders and excluding year-to-year currency fluctuations increased slightly. U.S. organic chemical product line sales improved 5.1% due to increased average selling prices combined with additional custom distillation and flaking business.

     Gross margin for 1995 equaled 34.1% versus 36.5% in 1994 as both segments showed year-to-year declines. The Environmental Products and Services segment gross margin was 28.2% as compared with 30.9% in 1994. Margins in the ion exchange and specialty polymers product lines dropped due to substantial increases in the cost of several major raw materials, particularly styrene, and overall selling price decreases, partially offset by favorable manufacturing variances and cost control measures. An unfavorable product mix resulted in a drop in the Biochemical product line gross margin. Production yield improvements and lower costs for a major raw material combined to improve the reverse osmosis membrane product line margins which more than offset an average selling price decrease. The Textile Chemical Specialties segment gross margin dropped to 37.0% from 1994's level of 39.4%. The America textile chemical division gross margin fell due to an unfavorable product mix, particularly in the finishing product line, increased raw material costs and lower average selling prices. These negatives were somewhat offset by lower freight costs, better manpower utilization and productivity improvements. The Europe textile chemical division margins declined due to the weakness of the lire in Italy, the Company's largest market in Europe, and increased U.S. dollar translated costs relating to the strong guilder in the Netherlands, where manufacturing costs are incurred. Also impacting the European margin were higher raw material costs which were only partially offset by slight increases in average selling prices. The organics product line margin improved in 1995 over 1994 due to product mix and increased average selling prices which more than offset higher raw material and manufacturing costs.

     Operating expenses as a percentage of sales for the year improved slightly to 25.2% as compared to last year's 25.6% as both of the Company's segments continued with cost control measures while sales remained on the upswing. Operating expenses as a percent of sales in the Environmental Products and Services segment were 19.6% as compared with 20.3% in 1994. Similarly, in the Textile Chemical Specialties segment, operating expenses were 27.9% of sales versus 28.5% last year.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 41.0% for 1995 increased over last year's rate of 39.5%. This increase was the result of the Company earning more of its income in jurisdictions with higher tax rates, such as Mexico, Canada and Japan, and certain purchase accounting adjustments related to the acquisition of the common stock of the Auralux Corporation.

     Other expense was $4.3 million in 1995 versus $3.1 million in 1994. The increase was primarily due to higher interest and amortization costs related to the acquisition of the Auralux Corporation in January 1995 and the full year effect of the July 1994 acquisition of the CNC International textile chemical business.

1994 Compared to 1993

Operations

     Sales increased by 7.2% compared to the prior year on the strength of a 14.6% improvement in the Textile Chemical Specialties segment. The Environmental Products and Services segment sales dropped by 4.4%.

     Sales in the Textile Chemical Specialties segment increased in 1994 due to improvements in both America and Europe division textile chemical businesses as well as the U.S. organic chemicals product line. The America textile chemical business, which comprised 48.5% of sales in this segment, improved 21.9% over the prior year. The growth in volume resulted from increased sales of new products for wrinkle-free cotton finishes and liquid for solid applications; Pacific rim expansion; and the full year and partial year effects, respectively, of the acquisitions of the National Starch and CNC International textile chemical businesses. Overall quantities sold increased 18.7% and selling prices averaged 1.3% higher than 1993. Europe Division textile chemical sales, which comprised 45.4% of 1994 sales in this segment, improved in terms of U.S. dollars by 7.4% while local currencies sales were up 9.1%. Tonnage sold increased 8.2%. These results were primarily due to improved market conditions and increased market share in Western Europe, particularly in Italy and Spain, strong sales growth in the Middle East and Eastern Europe, and successful new products and programs. These gains were partially offset by a 6.8% drop in selling prices in terms of Dutch guilders. U.S. organic chemical product line sales, which accounted for 6.1% of the segment, improved 17.7% due to increased proprietary and toll manufacturing activity. Average selling prices in this area fell 2.8%.

     The Environmental Products and Services segment sales declined primarily in the ion exchange and reverse osmosis membrane product lines. Sales of ion exchange resins, which comprised 54.1% of this segment, dropped 4.9% primarily due to further declines in the industrial resin product line. Pricing deteriorated due to excess capacity of resins in the marketplace, and continuing competition from foreign resin manufacturers. Market share remained flat compared to 1993 while average selling prices fell 3.8%. Reverse osmosis membrane product line sales, which comprised 9.3% of 1994 sales in this segment, declined 14.9%, the result of reduced sales to a large overseas customer combined with an overall 4.1% reduction in selling prices. Quantities shipped decreased 12.7%. The decline in Environmental Products and Services sales was somewhat offset by a 5.4% increase in sales of the biochemical product line. These products, which accounted for 26.7% of segment sales in 1994, had an overall volume increase of 2.0% along with improved average selling prices of

1.0%. The increases were due to improved activity in products for the consumer market, primarily for drain maintenance. Sales in the remaining product lines in this segment fell by 13.4% in 1994, primarily the result of lower toner polymer activity and the non-recurring 1993 sales of tank cleaning and equipment products, a business that was sold in December 1993, somewhat offset by increased specialty polymer sales.

     The gross margin for 1994 was 36.5%, a decline from 37.5% in 1993. In the Textile Chemical Specialties segment, the combined margins in the America textile chemical business and the organic chemicals product line improved by one percentage point due to favorable product mix and lower freight and raw material costs. The Europe division gross margin increased by .6% due to lower raw material costs and reduced allowances to customers. However, since a greater percentage of the 1994 sales, versus 1993, in the Textile Chemical Specialties segment came from the America division, which carries a lower margin than Europe, the overall segment margin of 39.4% essentially equalled last year's 39.3% rate. The gross margin in the Environmental Products and Services segment fell to 30.9% from 34.7% in 1993. Ion exchange resin margins dropped year-to-year as a result of reduced selling prices coupled with increased raw material costs. Higher manufacturing expenses and an unfavorable product mix contributed to a lower margin in the biochemical business. Margins in the reverse osmosis membrane product line also declined versus 1993 due to product/customer mix. Somewhat offsetting these was an increase in toner/polymer margins due to mix and productivity gains.

     Operating expenses were 25.6% of sales for 1994 compared to 26.3% for last year. This favorable impact was primarily the result of concerted effort to reduce and control spending in all segments and manpower reductions in the Environmental Products and Services segment. Separately, operating expenses as a percent of sales in the Textile Chemical Specialties segment and the Environmental Products and Services segment were 28.5% and 20.3%, respectively, as compared to 30.2% and 20.1% in 1993.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates. The Company's effective tax rate increased from 37.8% in 1993 to 39.5% in 1994. The increase principally resulted from a change in the U.S. tax law relating to the deductibility of travel and entertainment expenses, the amortization of intangible assets resulting from certain purchase accounting allocations in connection with the acquisition of the textile chemical assets of the National Starch and Chemical Company and increased withholding taxes relating to a dividend payment between two of the Company's foreign subsidiaries.

     Other income (expense) was an expense of $3.1 million in 1994 versus $3.3 million in 1993. The improvement was a net result of the following items:

     - A reduction in interest expense due to the redemption of the Company's 12.5% Junior Subordinated Debentures (the "Subordinated Debentures") which was funded from excess cash and borrowings from the Company's revolving credit facility which carry a lower interest rate.

     - An increase in the amortization of intangibles which reflect additional goodwill charges related to the acquisition of certain textile chemical assets in June 1993 and July 1994 (see Item 1, "Business").

     - In 1993, the Company recorded a one-time pre-tax gain of $651,000 relating to the curtailment of a substantial portion of the remaining post-retirement health care benefits of the Company's current employees.

Environmental Matters

     The manufacture of the Company's products, and in some cases their storage, transportation and disposal, involve a number of environmental considerations. See Note 10 - Commitments and Contingencies, to the Company's Consolidated Financial Statements contained in this Annual Report.

     During 1995, 1994 and 1993 the Company incurred approximately $389,000, $295,000 and $43,000 of costs in connection with the ongoing review of possible soil and groundwater contamination at its Birmingham, New Jersey facility. Since July 1987, the Company has incurred approximately $4.4 million in costs in order to identify and remediate certain soil and groundwater contamination at various facilities which it currently or formerly occupied in the State of New Jersey. Approximately $4.2 million of these expenditures were charged against the liability established at the time the Company acquired the Sybron Chemical Group from Sybron Corporation. The remaining expenditures have been treated as land improvements.

     During 1995, 1994, and 1993 the Company spent approximately $10,000, $2,000 and $54,000, respectively, in measuring the extent of contamination at its Wellford, South Carolina facility. These expenditures were charged against earnings in the periods incurred.

     During 1995, 1994, and 1993 the Company spent approximately $70,000, $59,000 and $54,000, respectively, to identify and remediate certain soil contamination at its facility in Ede, Holland which existed at the time the Company acquired this facility from Sybron Corporation. Approximately $63,000 of the costs incurred in 1995 were treated as land improvements while the remainder were charged against amounts previously reserved.

     The cost of remediating contamination at the Company's existing facilities is not expected to have a material adverse effect on the Company's annual operating results, cash flow or its financial condition. At December 31, 1995, the Company has accrued approximately $1,016,000 to offset future environmental assessment and remediation costs.

Liquidity and Capital Resources

     Cash and cash equivalents increased to $11.3 million as of December 31, 1995 as compared with $7.0 million as of the end of the prior year.

     Net cash flow generated by operating activities was $13.1 million for 1995 versus $9.7 million in 1994. This improvement, which was partially offset by higher inventory levels, principally resulted from the acquisition of the Auralux Corporation as well as increases in accounts payable and accrued expenses.

     Net cash used by investing activities increased to $14 million principally resulting from the January 1995 purchase of Auralux Corporation.

     Net cash provided by financing activities increased to $4.8 million in 1995 principally due to increased borrowings which funded the aforementioned acquisition.

     At December 31, 1995, the Company had a $25 million multi-currency unsecured revolving credit facility with Bank of Boston which expires in July 1997. The amount owed under this credit facility was approximately $8.0 million. See Note 6 - Long Term Debt, to the Company's Consolidated Financial Statements for a description of credit availability, rate of interest and debt covenants related to this credit facility.

     The Company has entered into a series of interest rate swap agreements which effectively converted a significant portion of its long-term debt from a fixed rate of 8.17% to a variable rate based upon the 90 day LIBOR rate. The last swap agreement expired in February 1996. The Company's effective interest rate on all borrowings during 1995 was 8.36%.

     During 1996, the Company expects its capital expenditures for existing operations to be somewhat in excess of 1995 levels due to a planned relocation and expansion of the Mexican manufacturing facility and upgrading of the Yantic facility. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to fund 1996 capital expenditures and meet its short-term and long-term financial obligations.

New Accounting Pronouncements

     FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and FAS 123, Accounting for Stock-Based Compensation, were issued by the Financial Accounting Standards Board in March and October 1995, respectively.

     FAS 121 establishes accounting standards for the impairment of long-lived assets, for certain identifiable intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. FAS 121 requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has chosen to adopt FAS 121 in 1996 and it is not expected to have a material impact on the financial statements.

     FAS 123 establishes financial and reporting standards for stock-based compensation plans. Adoption is not required by the Company until 1997. Under FAS 123, the Company may choose to reflect the fair value of stock options as compensation cost based on the value of the option which is recognized over the vesting period or retain the current approach set forth in APB Opinion 25 and expand its footnote disclosure to provide pro forma disclosure as if it had adopted the fair value accounting method. The Company expects to retain its current accounting methodology and expand its footnote disclosure when FAS 123 is adopted.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The Company has a large manufacturing facility in Ede, Holland which manufactures and sells chemicals either directly to customers or to various subsidiaries which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. The Company recognized exchange losses in the Europe division in 1995 of $344,000 compared to $212,000 for the similar 1994 period. This was the result of weak European currencies, primarily the Italian lira and British pound versus the Dutch guilder. The U.S. dollar also weakened against the Dutch guilder, German mark, and Spanish peseta.

Inflation and Trends

     United States - Average selling prices in the U.S. fell 1.5% during 1995 as a result of competitive market factors. Raw material costs were up an average of 7.7% primarily due to substantial price increases in several major raw materials including a 39.5% increase in the cost of styrene, one of the Company's major raw materials in the Environmental Products and Services segment. These unfavorable factors were partially offset by productivity improvements and concerted cost control efforts.

     Europe - The Europe division's textile chemical average selling price for 1995, in Dutch guilders, increased slightly less than 1%.

     Continued growth is anticipated in the Environmental Products and Services segment during 1996 aided by expected penetration in the ion exchange export market and higher biochemical sales increases in industrial and consumer applications. Continued increases in sales are expected in the Textile Chemical Specialties segment during 1996 due to additional market penetration into several new areas in Europe, the Middle East, the Far East, Latin America and Mexico. The Company recognizes that future growth in the U.S. market is dependent on introducing new products into the marketplace that cannot be easily duplicated and streamlining their development. To accomplish this goal, a new vice president of technology, focusing on textile chemical research and development, was recently hired.

ITEM 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data are set forth in this Annual Report starting on page F-1.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     NONE

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company, their ages and their positions are set forth below:

Name                     Age              Position

Richard M. Klein......... 58    President, Chief Executive
                                 Officer and Director
Stephen R. Adler......... 46    Vice President, Human Resources
Joe J. Belcher........... 54    Vice President-Textile Chemicals,
                                 North America
Peter de Bruijn.......... 47    Managing Director,Europe Division
John McPeak.............. 41    General Manager, Biochemical
                                 Division
John H. Schroeder........ 45    Executive Vice President
                                 Environmental Products and
                                 Services and Director
Michael A. Delaney....... 41    Director
Heinn F. Tomfohrde, III.. 62    Director

     Dr. Klein has been a director of the Company and its President and Chief Executive Officer since its inception in 1987. Since 1969 and until July 1987, Dr. Klein served in various managerial positions with the Sybron Chemical Group, becoming its senior executive officer in 1978. He holds a Ph.D. in Chemistry from the University of Illinois. Dr. Klein currently serves as a director of the Nash Engineering Company. His term as a director will expire in 1998.

     Mr. Adler has been the Vice President, Human Resources for the Company and the Sybron Chemical Group since 1984.

     Mr. Belcher has served in various managerial positions within the Company since 1984. In April 1995, he was promoted to Vice President-Textile Chemicals, North America with responsibility for the Company's textile chemical business in North America. From July 1987 through March 1995, he was General Sales Manager-Textile Chemicals.

     Mr. de Bruijn has served in various managerial positions within the Company and the Sybron Chemical Group since January 1972. In January 1995, he was promoted to Managing Director Europe Division with managerial responsibility for the Company's textile chemical business in Europe.

     Mr. McPeak has served in various managerial positions within the Company since 1988. He has held his current position as General Manager, Biochemical Division since September, 1995 with managerial responsibility for the Company's biochemical business. From August 1993 to August 1995, he was the Operations Manager for the Biochemical Division.

     Mr. Schroeder has served in various managerial positions within the Company since 1983 and became a director of the Company in 1992. He was promoted to Executive Vice President Environmental Products and Services in March 1996 with responsibility for all business activities for the Company's Environmental Products and Services segment. From February 1994 to February 1996 he was the Executive Vice President, Ion Exchange Products. He is a nominee for director at the 1996 Annual Meeting of Stockholders.

     Mr. Delaney has been a director of the Company since March 1992. Mr. Delaney has been a Vice President of Citicorp Venture Capital, Ltd., which is an affiliate of the Company, since 1989. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney currently serves as a director of AmeriSource Health Corporation, Cort Business Services, Inc., DRA International, Enterprise Media Inc., FF Holdings Corporation, GVC Holdings Inc., JAC Holdings Inc., Palomar Technologies Inc., SC Processing Inc. and Triumph Holdings Inc. His term as a director will expire in 1998.

     Mr. Tomfohrde has been a director of the Company since June 1992. Mr. Tomfohrde served as President, Chief Operating Officer and Director of International Specialty Products Inc. and its predecessor company, GAF Chemicals Corporation, from 1987 to 1991. Since 1991, Mr. Tomfohrde has been an independent business consultant and currently serves as a director of Harris Chemical Group, Inc., McWhorter Technologies Inc. and Rexene Corporation. His term as a director will expire in 1997.


ITEM 11.  Executive Compensation

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 1996.

ITEM 12.  Security Ownership of Certain Beneficial Owners and  Management

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 1996.



ITEM 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 1996.


                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     A.  Documents filed as part of this Report.

         1.  The consolidated financial statements of Sybron
             Chemicals Inc. and its subsidiaries are filed under
             Item 8.

         2.  Financial Statement Schedules.

     The following financial statement schedules should be read in conjunction with the consolidated financial statements set forth in Item 8.

                                                           Page

      Schedule VIII - Valuation and Qualifying Accounts...  S-1



     Schedules other than that listed above are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

3.  Exhibits and Exhibit Index

    Exhibit No.         Description
    -----------         -----------
     3.1                Form of Restated Certificate of Incorporation of Sybron Chemical Industries Inc. (1)
     3.2                Bylaws of Sybron Chemical Industries Inc. (1)
     3.3                Certificate of Ownership and Merger Merging Sybron Chemicals, Inc. into Sybron Chemical
                        Industries Inc. (2)
     3.4                Agreement and Plan of Merger dated January 28, 1993 between Sybron Chemicals Inc. and
                        Sybron Chemical Industries Inc. (2)
    10.4*               Savings & Thrift Plan, as amended (1)
    10.5*               1992 Stock Option Plan (1)
    10.6*               Share Participation Plan (1)
    10.7                Multicurrency Revolving Credit Agreement by and among Sybron Chemicals, Inc., Sybron
                        Chemical Industries Nederland B.V., Sybron Chimica Italia S.p.A., Sybron Chemical
                        Industries Inc., and The First National Bank of Boston, dated December 18, 1992. (2)
    10.7-A              First Amendment and Assumption Agreement to the Multicurrency Revolving Credit
                        Agreement dated as of December 18, 1992 by and between Sybron Chemical Industries Inc.
                        and The First National Bank of Boston. (2)
    10.7-B              Second Amendment to the Multicurrency Revolving Credit Agreement dated as of December
                        18, 1992 among Sybron Chemicals Inc., Sybron Chemical Industries Nederland B.V., Sybron
                        Chimica Italia S.p.A. and The First National Bank of Boston. (2)
    10.7-C              Third Amendment to Multicurrency Revolving Credit Agreement dated as of June 24, 1994 among Sybron Chemicals Inc., Sybron Chemical Industries Nederland B.V., Sybron Chimica
                        Italia S.p.A. and the First National Bank of Boston. (3)
    10.7-D              Fourth Amendment to Multicurrency Revolving Credit Agreement dated as of June 29, 1995 among Sybron Chemicals Inc., Sybron Chemical Industries Nederland B.V., Sybron Chemica
                        Italia S.p.A. and The First National Bank of Boston. (4)
    10.8                Note Agreement dated as of August 1, 1992, $17,000,000 8.17% Senior Notes due August
                        14, 2002 by and among Sybron Chemicals Inc. and The Prudential Insurance Company. (2)
    10.8-A              First Amendment to Note Agreement dated as of August 1, 1992, by and among Sybron
                        Chemicals Inc. and The Prudential Insurance Company. (2)
    10.8-B              Amendment and Assumption Agreement No. 2 to Note Agreement dated as of August 1,
                        1992 by and among Sybron Chemicals Inc. and The Prudential Insurance Company. (2)
    10.9                Interest Rate and Currency Exchange Agreements dated as of July 9, 1992 between The First
                        National Bank of Boston and Sybron Chemicals, Inc. (2)
    10.10*              Executive Bonus Plan (2)
    10.11*              Employment Agreement, dated June 2, 1995, with Richard M. Klein. (4)
    10.12*              Amendment to Employment Agreement, dated July 5, 1995 with John H. Schroeder. (4)
    21                  Subsidiaries of the Registrant (4)
    24                  Powers of attorney of directors of the Registrant. (4)

- --------------------
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-46091) and incorporated herein by reference.
(2) Previously filed as an Exhibit to the Registrant's 1992 Form 10-K and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Registrant's 1994 Form 10-K and incorporated herein by reference.
(4)  Filed herewith.
 *   Denotes management contract required to be filed as an exhibit pursuant to
     Item 14(c) of Form 10-K.

(b) Reports on Form 8-K - No reports on Form 8-K have been filed by the Company during its year ended December 31, 1995.

                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on March 28, 1996.


                                   SYBRON CHEMICALS INC.

                                   By /s/  RICHARD M. KLEIN
                                     --------------------------------------
                                     RICHARD M. KLEIN
                                     Chairman of the Board,
                                     President, and Chief
                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                       Title
     ---------                       -----


 /s/  RICHARD M. KLEIN               Chairman of the Board,
- ----------------------------         President, and Chief
      RICHARD M. KLEIN               Executive Officer



 /s/  LAWRENCE R. HOFFMAN            Corporate Secretary
- -----------------------------        (Acting Principal Financial
      RICHARD M. KLEIN               and Accounting Officer)



 /s/         *                       Director
- ------------------------------
      MICHAEL A. DELANEY



 /s/         *                       Director
- ------------------------------
      JOHN H. SCHROEDER



 /s/         *                       Director
- ------------------------------
      HEINN F. TOMFOHRDE, III



* By: /s/ RICHARD M. KLEIN
- -------------------------------------
   RICHARD M. KLEIN, Attorney-in-fact

                   Index to Consolidated Financial Statements
                              Sybron Chemicals Inc.


                                                            Page
                                                            ----
Report of Independent Accountants.........................   F-2

Consolidated Balance Sheet as of December 31, 1995
  and 1994................................................   F-3

Consolidated Statement of Operations for the years
  ended December 31, 1995, 1994 and 1993..................   F-4

Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1995, 1994 and 1993............   F-5

Consolidated Statement of Cash Flows for the years
  ended December 31, 1995, 1994 and 1993..................   F-6

Notes to Consolidated Financial Statements................   F-7

Price Waterhouse LLP

                       Report of Independent Accountants

To the Board of Directors
and Stockholders of
Sybron Chemicals Inc.

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sybron Chemicals Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 2, 7 and 8 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

/s/ Price Waterhouse LLP
- ----------------------------
PRICE WATERHOUSE LLP
Philadelphia, Pennsylvania 19103
February 15, 1996

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)
                                     ASSETS
                                                             December 31,
                                                            1995      1994
                                                            ----      ----
Current assets:
  Cash and cash equivalents                                $ 11,284   $ 6,975
  Accounts receivable-trade, net                             30,685    28,349
  Inventories                                                24,504    20,446
  Prepaid and other current assets                            1,293     1,415
  Deferred income taxes                                          68       244
                                                           --------   -------
    Total current assets                                     67,834    57,429

Property, plant and equipment, net                           31,149    27,564
Intangible assets                                            11,804     8,411
Other assets                                                    542       530
                                                           --------   -------
                                                           $111,329   $93,934
                                                           ========   =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                            $  1,169   $   692
  Accounts payable                                           15,364    13,820
  Accrued liabilities                                         9,067     7,303
  Current portion of long-term debt                           2,444
  Income taxes payable                                          974       107
  Deferred income taxes                                         321
                                                           --------   -------
    Total current liabilities                                29,339    21,922

Long-term debt                                               22,532    20,366
Deferred income taxes                                         3,450     3,010
Postretirement healthcare benefits                            3,938     3,901
Other                                                         2,117     2,035
                                                           --------   -------
    Total liabilities                                        61,376    51,234
                                                           --------   -------

Commitments and contingencies (See Note 10)

Stockholders' equity:
  Preferred stock, $.01 par value, 500,000
    shares authorized; none issued
  Common stock - $.01 par value, 20,000,000
    shares authorized; issued 5,905,000
    shares                                                       59        59
  Additional paid-in capital                                 23,530    23,530
  Retained earnings                                          32,835    26,506
  Cumulative translation adjustment                          (1,382)   (2,306)
                                                           --------   -------
                                                             55,042    47,789
Less treasury stock, at cost -
  254,440 shares of common stock                             (5,089)   (5,089)
                                                           --------   -------
    Total stockholders' equity                               49,953    42,700
                                                           --------   -------
                                                           $111,329   $93,934
                                                           ========   =======

                 The accompanying notes are an integral part of
                            the financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)

                                        Year ended December 31,
                                      ----------------------------
                                        1995      1994      1993
                                        ----      ----      ----

Net sales                             $167,807  $145,726  $135,972
                                      --------  --------  --------
Cost of sales                          110,545    92,591    84,958
Selling                                 28,597    25,793    24,497
General and administrative               9,765     8,366     8,353
Research and development                 3,923     3,220     2,883
                                      --------  --------  --------
                                       152,830   129,970   120,691
                                      --------  --------  --------
Operating income                        14,977    15,756    15,281
                                      --------  --------  --------
Other income (expense):
  Interest income                          438       269       303
  Interest expense                      (2,471)   (1,643)   (2,351)
  Amortization of intangible assets     (1,496)   (1,091)     (867)
  Other, net                              (725)     (662)     (394)
                                      --------  --------  --------
                                        (4,254)   (3,127)   (3,309)
                                      --------  --------  --------
                                        10,723    12,629    11,972

Provision for income taxes               4,394     4,991     4,519
                                      --------  --------  --------
Income before extraordinary items
  and cumulative effect of
  accounting changes                     6,329     7,638     7,453
Extraordinary items
  (net of taxes)                                            (2,197)
Cumulative effect of accounting
  changes (net of taxes)                                    (9,316)
                                      --------  --------  --------
Net income (loss)                     $  6,329  $  7,638  $ (4,060)
                                      ========  ========  ========

Income (loss) per common share:
  Income before extraordinary items
    and cumulative effect of
    accounting changes                $   1.12  $   1.35  $   1.32

  Extraordinary items
    (net of taxes)                                            (.39)

  Cumulative effect of accounting
    changes (net of taxes)                                   (1.65)
                                      --------  --------  --------
Net income (loss) per common share    $   1.12  $   1.35  $  (0.72)
                                      ========  ========  ========


                 The accompanying notes are an integral part of
                            the financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                   Year Ended December 31, 1993, 1994 and 1995
                             (amounts in thousands)



                                                  Common stock       Additional     Cumulative                  Treasury stock
                                               ------------------      paid-in     translation    Retained    ------------------
                                               Shares      Amount      capital      adjustment    earnings    Shares      Amount
                                               ------      ------     --------      ----------    --------    ------     --------
Balances at December 31, 1992                   5,905      $  59      $ 23,459      $ (2,015)      $22,928      254      ($5,089)

Tax effects from exercise of stock options                                  71

Net loss                                                                                            (4,060)

Translation adjustment                                                                (1,532)
                                                -----       ----      --------       -------      -------      ---        -------

Balances at December 31, 1993                   5,905         59        23,530        (3,547)       18,868      254       ( 5,089)

Net income                                                                                           7,638

Translation adjustment                                                                 1,241
                                                -----       ----      --------       -------      -------      ---        -------

Balances at December 31, 1994                   5,905         59        23,530        (2,306)      26,506      254         (5,089)

Net income                                                                                          6,329

Translation adjustment                                                                   924
                                                -----       ----      --------       -------      -------      ---        -------

Balances at December 31, 1995                   5,905         59      $ 23,530       $(1,382)     $32,835      254        ($5,089)
                                                =====       ====      ========       =======      =======      ===        =======

    The accompanying notes are an integral part of the financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                               Year ended December 31,
                                              ------------------------
                                               1995     1994     1993
                                               ----     ----     ----
Cash flows from operating activities:
 Net income (loss)                            $ 6,329  $ 7,638  $(4,060)
 Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
 Extraordinary items                                              2,197
 Cumulative effect of accounting changes                          9,316
 Depreciation and amortization                  6,712    5,513    5,046
 Provision for losses on accounts receivable               (36)     (53)
 Provision for deferred taxes                     485    1,633    2,030
 Change in assets and liabilities:
    Accounts receivable                        (1,016)  (1,573)  (2,037)
    Inventory                                  (2,248)    (517)  (1,295)
    Other current assets                          279      (23)    (534)
    Accounts payable and accrued expenses       2,546   (2,731)   2,146
    Income taxes payable                          458      (69)      42
    Other assets and liabilities, net            (401)    (153)    (830)
                                               ------   ------   ------

    Net cash provided by operating activities  13,144    9,682   11,968
                                               ------   ------   ------
Cash flows from investing activities:
 Capital expenditures                          (5,731)  (5,536)  (4,499)
 Purchase of textile assets                    (8,299)  (3,061)  (6,654)
 Proceeds from sale of business                                     900
 Other, net                                       (27)     181      294
                                               ------   ------   ------
    Net cash used by investing activities     (14,057)  (8,416)  (9,959)
                                               ------   ------   ------
Cash flows from financing activities:
 Repayment of debt                                      (5,388)  (1,237)
 Net borrowings under revolving
   credit facilities                            4,790    1,177    1,261
                                               ------   ------   ------
    Net cash provided (used) by financing
      activities                                4,790   (4,211)      24
                                               ------   ------   ------
Effect of exchange rate changes on cash           432      201      386
                                               ------   ------   ------
    Net increase (decrease) in cash and cash
     equivalents                                4,309   (2,744)   2,419

Cash and cash equivalents at beginning of
  year                                          6,975    9,719    7,300
                                               ------   ------   ------
Cash and cash equivalents at end of year      $11,284  $ 6,975  $ 9,719
                                              =======  =======  =======


                 The accompanying notes are an integral part of
                            the financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all dollar amounts in thousands except share and per share data)



NOTE 1 - THE COMPANY:
- ---------------------

The Company is an international "specialty" chemical company which serves two main markets: environmental products and services (primarily related to water and waste treatment) and textile chemical specialties products.

In 1987, Sybron Chemicals Inc. (formerly Sybron Chemical Industries Inc.) acquired the Chemical Division of Sybron Corporation ("Sybron") through the acquisition (the "Acquisition") of all the outstanding capital stock of Sybron's subsidiaries operating in the Chemical Group (the "Sybron Chemical Group"). As used herein, unless otherwise indicated, the "Company" refers to Sybron Chemicals Inc. and its subsidiaries.


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
- -------------------------------------------------------

Basis of Presentation:
- ----------------------

The financial statements include the accounts of Sybron Chemicals Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and activity have been eliminated.

Accounting Policies:
- --------------------

    Use of Estimates -
    ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Inventories -
    -----------

Inventories are stated at the lower of cost or market. For U.S. operations, cost is determined using the last-in, first-out (LIFO) method. For foreign operations, cost is determined using the first-in, first-out (FIFO) method.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):
- ------------------------------------------------------

    Property, Plant and Equipment -
    -----------------------------

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (generally 10-40 years for buildings and 3-20 years for machinery and equipment) using the straight-line method.

    Intangible and Other Assets  -
    ---------------------------

Intangible assets (net of accumulated amortization - 1995, $5,444; 1994, $3,948) include the unamortized fair values of trademarks, license agreements, patents, non-compete agreements and goodwill. Intangible assets are amortized on a straight-line basis over estimated useful lives of 5 to 20 years. The Company continually evaluates the reasonableness of its amortization for intangibles. In addition, if it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets are written down to their fair value. Costs associated with the issuance of long-term debt are amortized on a straight-line basis over the term of the debt.

    Environmental Liabilities and Expenditures -
    ------------------------------------------

Accrued liabilities and other liabilities include accruals for environmental matters which are established and reflected as operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of the property as compared to the state of the property when acquired, or mitigate or prevent contamination from future operations.

    Revenue Recognition and Related Disclosures -
    -------------------------------------------

The Company recognizes revenue on the accrual basis of accounting upon shipment of products. Receivables resulting from these sales approximate fair value. The Company monitors the credit worthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):
- ------------------------------------------------------

    Revenue Recognition and Related Disclosures (Continued) -
    -------------------------------------------

associated with these trade receivables are considered minimal due to the Company's diverse customer base. The allowance for doubtful accounts at December 31, 1995 and 1994 was $2,048 and $1,565, respectively.

    Retirement Benefits -
    -------------------

Pension expense for the Company's domestic and significant international defined benefit pension plans is determined in accordance with Statement of Financial Accounting Standards No. 87 (FAS 87), "Employers' Accounting for Pensions". See
Note 8 for further description.

On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions" ("FAS 106"). The Company elected to reflect the initial application of FAS 106 as a cumulative effect of a change in accounting principle. Upon adoption of FAS 106, the Company recorded a one-time aggregate charge of $2,766, net of applicable taxes.

    Interest Rate Swap Agreements -
    -----------------------------

The Company entered into contractual arrangements in the ordinary course of business to hedge its interest rate risks. The counterparties to these contractual arrangements were major financial institutions. The Company does not anticipate nonperformance by the counterparties to these contracts and no material loss would be expected from any such nonperformance.

Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The fair values of interest rate swap agreements are obtained from dealer quotes (see Note 14). These values represent the estimated amount the Company would pay or receive to terminate the agreements as quoted by the bank with which the Company executed the swap agreements. The difference to be paid or received is accrued as interest rates change and is recognized in income over the life of the agreements (see Note 6).

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):
- ------------------------------------------------------

    Income Taxes -
    ------------

On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for future tax consequen- ces attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.
The Company elected to reflect the initial application of the standard as a cumulative effect of a change in accounting principle in 1993, the year of adoption. The adoption of FAS 109 resulted in a charge of approximately $6,550, which related primarily to the impact of FAS 109 on accounting for the tax effects of the acquisition of the Company from its previous owner.

Foreign Currency Translation:
- ----------------------------

The financial statements and transactions of the Company's foreign subsidiaries are maintained in their local currencies which are considered to be their functional currencies and are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52.

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using current exchange rates and the resulting translation adjustments are recorded to the cumulative translation adjustment component of stockholders' equity. Revenues and expenses of foreign subsidiaries are translated at weighted average rates of exchange for the respective periods. Foreign exchange losses for 1995, 1994 and 1993 were approximately $390, $212 and $362, respectively.

Earnings Per Common Share:
- -------------------------

Earnings per common share data is based on the weighted average number of common and common equivalent shares outstanding during the year applied to net income. The weighted average number of shares outstanding for 1995, 1994 and 1993 was approximately 5,650,560, 5,653,035 and 5,650,560, respectively.

Statement of Cash Flows:
- -----------------------

Cash and cash equivalents include funds invested in liquid short-term investments with a maturity of three months or less.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):
- ------------------------------------------------------

Statement of Cash Flows (Continued):
- -----------------------

For such investments the carrying amount approximates fair value. At December 31, 1995 and 1994 these investments amounted to $9,027 and $5,685, respectively.

Interest paid was $2,416 in 1995, $2,088 in 1994 and $2,077 in 1993; taxes paid were $2,981 in 1995, $3,437 in 1994 and $2,458 in 1993. In December 1993 the
Company redeemed its Subordinated Debentures. This resulted in an extraordinary loss of $2,197 (net of taxes). The Subordinated Debenture holders were paid in January 1994.


NOTE 3 - INVENTORIES:
- --------------------

  The components of inventories are:
                                               December 31,
                                           -------------------
                                             1995        1994
                                             ----        ----
     Finished goods                        $17,020     $14,047
     Work-in-process                           194         218
     Raw materials                           7,290       6,181
                                           -------     -------
                                           $24,504     $20,446
                                           =======     =======

LIFO inventories comprise 58% and 63% of total inventories at December 31, 1995 and 1994, respectively. If the FIFO method of accounting for inventories had been used by the Company, inventories would have been greater than reported by $1,402 and $1,348 at December 31, 1995 and 1994, respectively.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:
- --------------------------------------

The components of property, plant and equipment are:

                                            December 31,
                                        -------------------
                                          1995        1994
                                          ----        ----
     Land                               $ 2,803     $ 2,386
     Buildings                           15,116      12,492
     Machinery and equipment             38,842      34,498
     Construction in process              2,642       1,349
                                        -------     -------

                                         59,403      50,725
     Accumulated depreciation            28,254      23,161
                                        -------     -------
                                        $31,149     $27,564
                                        =======     =======

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (Continued):
- --------------------------------------

Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $5,072, $4,280 and $3,941, respectively. Maintenance and repairs expense for the same periods amounted to $1,963, $1,875 and $1,806, respectively.


NOTE 5 - ACCRUED LIABILITIES:
- ----------------------------

The components of accrued liabilities are:

                                               December 31,
                                            -------------------
                                             1995        1994
                                             ----        ----
Accrued compensation                        $ 1,768    $ 1,386
Accrued selling and marketing expenses        1,892      1,570
Accrued fringe benefits                         431        460
Accrued vacation and holiday pay              1,270      1,142
Accrued property and payroll taxes              472        372
Accrued professional fees                       597        366
Other accrued liabilities                     2,637      2,007
                                            -------    -------
                                            $ 9,067    $ 7,303
                                            =======    =======

NOTE 6 - LONG-TERM DEBT:
- -----------------------

The components of long-term debt are:
                                                December 31,
                                            -------------------
                                             1995        1994
                                             ----        ----
Notes payable bearing interest at 8.17%     $14,571    $17,000

Revolving credit facility bearing interest
  at the bank's prime rate or 1% over the
  LIBOR rate                                  7,961      3,366
                                            -------    -------
                                            $22,532    $20,366
                                            =======    =======

Notes Payable:
- -------------

The unsecured notes payable bear interest at 8.17% and mature in August 2002. Interest is payable quarterly. The notes require payments of $2,429 in August of the years 1996 to 2001, inclusive, together with accrued interest to the payment dates. Optional prepayments may be made by the Company.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 6 - LONG-TERM DEBT (Continued):
- -----------------------

Revolving Credit Agreements:
- ---------------------------

The Revolving Credit Agreement permits the Company and several of its wholly owned foreign subsidiaries to borrow in Eurodollars or in several foreign currencies, including the Italian lira, Dutch guilder or French franc. The borrowings under the revolving credit facility shall not exceed the U.S. dollar equivalent of $25,000, and the facility expires on July 31, 1997. The Company has the option on U.S. dollar borrowings under the revolving credit facility to incur interest at the bank's prime rate or 1% above the London Interbank Offered Rate ("LIBOR"). Foreign currency borrowings incur interest at 1% above LIBOR. All borrowings under this facility are unsecured. At December 31, 1995 there were $7,961 of outstanding borrowings under this credit facility at an interest rate of 7.75%.

The Company has the ability and intent to borrow under the facility on a long-term basis and accordingly has classified outstanding borrowings at December 31, 1995 as long-term debt.

Annual Repayments:
- -----------------

The aggregate annual repayments of long-term debt outstanding at December 31, 1995 are as follows:

                             1997              $10,390
                             1998                2,429
                             1999                2,429
                             2000                2,429
                             2001                2,429
                             Thereafter          2,426
                                               -------
                                               $22,532
                                               =======
Debt Covenants:
- --------------

At December 31, 1995, certain of the debt agreements contain conditions and restrictions, such as financial tests relating to interest coverage and cash flow ratios, required amount of net worth, limitations on additional borrowings, limitations on capital expenditures and restrictions relating to asset sales and repayments of existing debt. The Company believes it is in compliance with these covenants and restrictions.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 6 - LONG-TERM DEBT (Continued):
- -----------------------

Interest Rate Swap Agreements:
- -----------------------------

In February 1994, the Company entered into a 2 year interest rate swap agreement ("1994 Swap") having a total notional principal of $17,000 with a major financial institution. This 1994 Swap effectively converted a significant portion of the Company's long-term debt from a fixed to a variable rate based on the 90 day LIBOR rate. On specific 90 day intervals, the 90 day LIBOR rate is compared against the 1994 Swap rate (5.03%), and to the extent that the LIBOR rate is higher or lower than the 1994 Swap rate, payments are made or received by the Company.

At times, the Company enters into interest rate forward agreements (the "Forward") with major financial institutions which effectively convert the Swap's variable interest rate to a fixed rate for respective 90 day intervals. As a result of the Swap and Forward, the Company's effective interest rates during 1995, 1994 and 1993 on the related long-term debt were approximately 9.2%, 7.8% and 7.0%, respectively.

The aggregate close-out value of the Swap at December 31, 1995 was approximately $36. This value represents the estimated amount the Company would pay at December 31, 1995 to terminate the Swap. There were no Forwards outstanding at December 31, 1995.


NOTE 7 - INCOME TAXES:
- ---------------------

Provisions for income taxes are:
                                      Year ended December 31,
                                    --------------------------
                                     1995      1994      1993
                                     ----      ----      ----
  Currently payable:
    Federal                         $  305    $  160    $1,332
    State                              120        77       212
    Foreign                          3,484     3,121     2,413
                                    ------    ------    ------
                                     3,909     3,358     3,957
  Deferred taxes:
    Federal                            562     1,429       358
    State                                2       244       223
    Foreign                            (79)      (40)      (19)
                                    ------    ------    ------
                                    $4,394    $4,991    $4,519
                                    ======    ======    ======

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 7 - INCOME TAXES (Continued):
- ---------------------

Provisions for income taxes differ from the amount computed by applying the statutory federal rate due to the following:

                                      Year ended December 31,
                                    ---------------------------
                                     1995      1994      1993
                                     ----      ----      ----

Income tax computed at Federal
 statutory tax rates                $3,646    $4,294    $4,070
State income taxes, net of
 federal income tax benefit            138       202       147
Foreign subsidiaries taxed at
 higher rates                          599       435       325
Other items, net                        11        60       (23)
                                    ------    ------    ------
                                    $4,394    $4,991    $4,519
                                    ======    ======    ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.

                                                December 31,
                                           ---------------------
                                             1995         1994
                                             ----         ----
   Deferred tax assets:
     Postretirement employee benefits      $ 1,659      $ 1,621
     Net operating loss carryforwards                       870
     Accrued expenses                        1,143          899
     Other                                     125           27
                                           -------      -------

       Total deferred tax assets             2,927        3,417
                                           -------      -------
   Deferred tax liabilities:
     Depreciation                           (3,090)      (3,242)
     Inventory                              (1,029)      (1,280)
     Intangibles                            (1,110)        (672)
     Property                                 (704)        (704)
     Other                                    (697)        (285)
                                           -------      -------
       Total deferred tax liabilities       (6,630)      (6,183)
                                           -------      -------
     Net deferred tax liability            $(3,703)     $(2,766)
                                           =======      =======

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 7 - INCOME TAXES (Continued):
- ---------------------

The components of income before income taxes, extraordinary items and the cumulative effect of accounting changes are:

                                      Year ended December 31,
                                    ---------------------------
                                     1995      1994      1993
                                     ----      ----      ----

United States                       $ 2,514   $ 4,950   $ 5,888
Foreign                               8,209     7,679     6,084
                                    -------   -------   -------
                                    $10,723   $12,629   $11,972
                                    =======   =======   =======

Retained earnings of foreign subsidiaries totaling approximately $36,700 at December 31, 1995 are considered to be reinvested indefinitely in these businesses. Accordingly, no provision for income taxes has been made for the repatriation of these earnings.

In 1993, the Company recognized certain tax benefits related to the exercise of certain common stock options (see Note 8). The tax benefits derived resulted in an increase of $71 to additional paid-in capital and deferred tax assets.


NOTE 8 - PENSION, POST RETIREMENT AND OTHER EMPLOYEE BENEFITS:
- -------------------------------------------------------------

Pension Benefits:
- ----------------

The Company has a defined contribution pension plan (the "Plan") for U.S. salaried employees. In accordance with the Plan, the Company contributes a fixed percentage of a salaried employee's annual earnings ranging from 3.75% to 18.6%, based on the employee's age and length of service with the Company. Expense related to this plan was $525, $530 and $573 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company has defined benefit pension plans covering substantially all U.S. hourly and all foreign employees. Plans covering U.S. hourly employees provide benefits based on years of service and applicable contractual agreements. Plans covering foreign employees are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 8 - PENSION, POST RETIREMENT AND OTHER EMPLOYEE BENEFITS
- -------------------------------------------------------------
(Continued):


Significant assumptions used in determining net periodic pension cost of the hourly plans and related pension obligations were:

                                         Year ended December 31,
                                         -----------------------
                                           1995    1994    1993
                                           ----    ----    ----
       Domestic:

       Discount rate                       7.25%   8.5%    7.5%
       Expected long-term rate of return   9.0%    9.0%    9.0%
       Rate of increase in compensation
         levels                            4.0%    4.0%    4.0%

       Foreign:

       Discount rate                       7.25%   6.25%   7.5%
       Expected long-term rate of return   7.25%   6.25%   7.5%
       Rate of increase in compensation
         levels                            3.5%    2.0%    3.5%

The components of consolidated net periodic pension cost are:

                                       Year ended December 31,
                                    ----------------------------
                                     1995       1994       1993
                                     ----       ----       ----
Defined benefit pension plans:
  Service cost                      $ 425      $ 424      $ 296
  Interest on projected benefit
    obligations                       681        545        515
  Return on plan assets              (980)      (573)      (517)
  Amortization and deferral of
    unrecognized items                460        107        102
                                    -----      -----      -----
  Net periodic pension cost           586        503        396

Other foreign plans, including
  certain social payments             293        293        277
                                    -----      -----      -----
                                    $ 879      $ 796      $ 673
                                    =====      =====      =====

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 8 - PENSION, POST RETIREMENT AND OTHER EMPLOYEE BENEFITS
- -------------------------------------------------------------
(Continued):

The following table summarizes the funded status of the Company's domestic defined benefit pension plans:
                                                  December 31,
                                             --------------------
                                                1995       1994
                                                ----       ----
Actuarial present value of benefit
  obligations:
Vested benefit obligation                    ($4,033)   ($3,125)
                                             =======    =======
Accumulated benefit obligation               ($4,262)   ($3,290)
                                             =======    =======
Projected benefit obligation                 ($4,262)   ($3,290)
Fair value of plan assets                      3,823      3,191
                                             -------    -------
Plan assets less than projected
  benefit obligation                            (439)       (99)
Unrecognized net obligation
  arising at transition                          (36)       (14)
Unrecognized net loss                            576         46
Unrecognized prior service cost                  317        331
Additional minimum liability                    (439)       (99)
                                             -------    -------
Accrued pension costs                         $  (21)    $  165
                                             =======    =======

The following table summarizes the funded status of the Company's significant foreign defined benefit pension plans:

                                                 December 31,
                                             ------------------
                                               1995      1994
                                               ----      ----
Actuarial present value of benefit
  obligations:
Vested benefit obligation                    ($4,272)   ($3,790)
                                             =======    =======
Accumulated benefit obligation               ($4,993)   ($4,560)
                                             =======    =======
Projected benefit obligation                 ($6,019)   ($5,132)
Fair value of plan assets                      5,457      4,823
                                             -------    -------
Plan assets less than projected
  benefit obligation                            (562)      (309)
Unrecognized net obligation
  arising at transition                          606        631
Unrecognized net loss (gain)                      52       (335)
                                              ------    -------
Accrued pension asset (liability)             $   96    ($   13)
                                             =======    =======

Plan assets are held in trust and are composed of investments in cash equivalents, bonds and marketable securities.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 8 - PENSION, POST RETIREMENT AND OTHER EMPLOYEE BENEFITS
- -------------------------------------------------------------
(Continued):

Post Retirement Benefits:
- ------------------------

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for a portion of its retired employees which are funded as costs are incurred. These benefits are provided through various insurance companies whose premiums are based on the claims paid during the period. In addition, current retirees contribute varying percentages of equivalent premiums toward the cost of their health care coverage. Retiree contributions are automatically indexed to keep up with health care inflation. The expense associated with these retiree benefits was approximately $312, $241 and $245 for the years ended December 31, 1995, 1994 and 1993, respectively.

The components of net periodic postretirement benefit cost for 1995 and 1994 are:
                                         1995      1994      1993
                                         ----      ----      ----
    Service cost benefits attributed
      to service during the year        $    2    $    4    $   26
    Interest cost on accumulated post
      retirement benefit obligation        281       324       302
                                        ------    ------    ------
          Net periodic postretirement
            benefit cost                $  283    $  328    $  328
                                        ======    ======    ======

The following table sets forth the postretirement plans' status as recorded in the Company's consolidated balance sheet:

    Accumulated postretirement benefit obligation:

                                                December 31,
                                           ---------------------
                                             1995         1994
                                             ----         ----
    Retirees                               $(2,218)     $(3,601)
    Fully eligible participants               (219)        (610)
    Participants not fully eligible            (10)         (16)
                                           -------      -------
    Accumulated post retirement benefit
      obligation                            (2,447)      (4,227)

    Unrecognized prior service cost         (1,606)          15
    Unrecognized net (gain) loss              (197)          62
                                           -------      -------
    Accrued post retirement benefit cost   $(4,250)     $(4,150)
                                           =======      =======

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 8 - PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFITS
- -------------------------------------------------------------
(Continued):

The discount rate used in determining the net periodic benefit cost was 7.25% and 8.5% at December 31, 1995 and 1994, respectively. The assumed average inflation rate of medical costs over the life of the benefits ranged from 10% at December 31, 1995 to 5.5% in 2006 and thereafter. An increase of one percentage point in the per capita cost of health care costs would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $186 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $14.

In 1993, the Company recorded a pre-tax gain of $651 relating to the curtailment of a substantial portion of the remaining post-retirement health care benefits of the Company's fully eligible participants in connection with the signing of new collective bargaining agreements in April 1993.


Other Employee Benefits:
- -----------------------

  Stock Options-
  -------------

Effective May 1, 1992, the Company adopted the 1992 Stock Option Plan (the "Option Plan") and the initial grants were made to employees in October 1992. The aggregate maximum number of shares of Common Stock available for awards under the Plan is 350,000 less the shares required, if any, to be used for the Sybron Chemicals Inc. Executive Bonus Plan. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options. Changes in stock options outstanding are as follows:

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 8 - PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFITS
- -------------------------------------------------------------
(Continued):

  Stock Options- (Continued)
  -------------


                                                          Number         Price
                                                         of shares     Per Share
                                                         ---------     ---------
  Options outstanding at December 31, 1992.............   118,950        $25.50
    Granted............................................       400        $19.50
    Exercised..........................................        --
    Cancelled and available for reissue................    (1,525)    $19.50-$25.50
                                                          -------
  Options outstanding at December 31, 1993.............   117,825
    Granted............................................    76,735     $18.75-$20.75
    Exercised..........................................        --
    Cancelled and available for reissue................   (11,525)       $25.50

  Options outstanding at December 31, 1994.............   183,035     $18.75-$25.50
    Granted............................................    17,875        $15.50
    Exercised..........................................        --
    Cancelled and available for reissue................   (42,650)    $18.75-$25.50
                                                          -------
  Options outstanding at December 31, 1995.............   158,260     $15.50-$25.50
                                                          =======
  Options exercisable at December 31, 1995.............    49,177     $18.75-$25.50
                                                          =======
  Options available for grant at
    December 31, 1995..................................   191,740
                                                          =======

For future accounting periods, the Company intends to retain the APB 25 measurement principles rather than adopt the measurement principles of Statement of Financial Accounting Standards No. 123.

  Share Participation Plan-
  ------------------------

The Company has a Share Participation Plan (the "Share Plan") as a means of rewarding certain employees of the Company for their effort in contributing to an increase in the value of the Company as well as to provide an incentive to continue employment in the Company. The Share Plan covers all full-time employees of the Company, with the exception of executive officers and certain other senior employees of the Company, who have completed at least one full year of service.

The Share Plan entitles employees holding shares to receive a pro rata portion of a cash award pool to be established in the event the Company sells a substantial portion of its assets, undergoes a substantial change in beneficial ownership of its equity securities, merges or is consolidated into an unaffiliated third party. In the event that an employee receives payment for their shares under the Share Plan, a proportionate percentage of their stock

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 8 - PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFITS
- -------------------------------------------------------------
(Continued):

  Share Participation Plan- (Continued):
  ------------------------

options, if any, in the Option Plan will be subject to cancellation. At December 31, 1995 and 1994, there were approximately 1.9 million shares outstanding under the Share Plan.


NOTE 9 - OPERATING LEASES:
- -------------------------

The Company leases certain manufacturing, warehouse and office facilities, and equipment. Future minimum lease payments required as of December 31, 1995 under operating leases that have initial non-cancelable lease terms exceeding one year are as follows:

                     Facility         Equipment
     Year            Rentals           Rentals            Total
     ----            --------         ---------           ------
     1996            $  380            $1,555             $1,935
     1997               349             1,359              1,708
     1998               320               777              1,097
     1999               149               358                507
     2000                15                42                 57
     Thereafter          15                13                 28
                     ------            ------             ------
                     $1,228            $4,104             $5,332
                     ======            ======             ======

Rent expense was approximately $2,932 for 1995, $2,795 for 1994 and $2,704 for 1993.


NOTE 10 - COMMITMENTS AND CONTINGENCIES
- ---------------------------------------

In connection with the Acquisition, the Company, as the buyer, entered into an Administrative Consent Order with the New Jersey Department of Environmental Protection (the "DEP") Division of Hazardous Waste Management, Bureau of Industrial Site Evaluation for the conduct of a review of the Company's facility in Birmingham, New Jersey. The Company has conducted an extensive sampling plan for both soil and groundwater and has proposed a remedial action work plan (the "Work Plan") to the DEP related to the clean-up of the Birmingham facility. DEP has conditionally approved the Work Plan and the Company has initiated the

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):
- ---------------------------------------

clean-up based on DEP's conditional approval. The remedial activities pursuant to the Work Plan are expected to be completed by the end of 1996.

The Company has identified certain soil and groundwater contamination at its facility in Wellford, South Carolina. The Company submitted a proposed sampling and testing program to the South Carolina Department of Health and Environmental Control (DHEC) for its review. DHEC has approved the Company's proposed action for the next phase of the investigation and remediation of potential groundwater contamination.

The Company has completed a number of studies to identify the extent of certain soil and groundwater contamination around its manufacturing facility in Ede, Holland which it purchased from Sybron Corporation in July 1987 and other facilities owned by third parties which are adjacent thereto (collectively, the "Dutch Facilities"). As a result of these studies, the Company is presently remediating certain contamination at its Ede facility. An environmental consulting firm is performing additional studies and developing a detailed plan of remediation for the Dutch Facilities. The Company anticipates that a remediation plan will be presented to local government officials in Ede, Holland for their approval by the end of 1996.

The Company's best estimate regarding the cost of remediating the Dutch Facilities ranges from $2,200 to $7,200 based on a cleanup period that takes from fifteen to fifty years to complete. The ultimate cost and length of time to complete the project is unclear and will depend upon the extent of contamination found as the project progresses and the nature of the cleanup requirements set forth by local government officials. The Company estimates that twenty percent of the estimated remediation costs relate to sites owned by third parties and has reserved approximately $671 to offset future environmental remediation expenditures. The remainder of the estimated remediation costs will be used to cleanup the facility which the Company acquired from Sybron Corporation in July 1987.

In addition to sites occupied by the Company, the Company has on occasion been advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):
- ---------------------------------------

or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding the clean-up of hazardous waste or chemicals at a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on nine other hazardous waste sites where they could be a potentially responsible party. All of these claims relate to disposition of waste occurring prior to the Company's acquisition of the Sybron Chemical Group. In connection with the Acquisition, (a) the Company agreed to assume any liabilities relating to environmental matters arising as a result of the conduct of the business of the Sybron Chemical Group, and (b) Sybron Corporation agreed to make available to the Company insurance coverage that was in force during the time that the Sybron Chemical Group was part of Sybron Corporation. The Company has not reduced its environmental liabilities or recorded any assets related to potential insurance recoveries.

The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for non-compliance with environmental rules and regulations.

Although there can be no assurance regarding the outcome of environmental proceedings, the Company believes that it has made adequate accruals for all clean-up and other related costs with respect to environmental problems of which it is aware. At December 31, 1995 and 1994, the Company has accrued approximately $1,016 and $692, respectively, to offset future environmental assessment and remediation costs. This increase in this reserve from 1994 to 1995 is primarily due to the accrual of $300 relating to the removal of certain underground storage tanks and other remedial activities related to the acquisition of the Auralux Corporation in January 1995.

There are also pending against the Company several claims and lawsuits arising in the normal course of its business. Such claims and lawsuits include allegations of patent infringement, injuries from the inhalation of hazardous chemicals and breach of contract. The Company believes it has adequate insurance to cover any such claims subject to a self insurance retention of $1,000. Similarly, the Company has several outstanding claims and lawsuits arising in the normal course of business against various other parties.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):
- ---------------------------------------

The Company believes that adequate provision has been made for the environmental and legal proceedings described above, and that such proceedings will not have a material adverse effect on the financial position, cash flow or operating results of the Company.


NOTE 11 - CAPITAL STOCK:
- -----------------------

Preferred Stock:
- ---------------

The Company has authorized 500,000 shares of Preferred Stock, $.01 par value per share. No shares of Preferred Stock are outstanding and the Company does not presently contemplate the issuance of such shares.

Common Stock:
- ------------

The Company has authorized 20,000,000 shares of Common Stock, $.01 par value per share of which 5,905,000 are outstanding.


NOTE 12 - EXTINGUISHMENT OF DEBT:
- --------------------------------

In 1993, the Company redeemed its 12.5% Subordinated Debentures due 2000 (the "Debentures") prior to scheduled maturity, resulting in an extraordinary loss, net of taxes, of $2,197. The primary holders of the Debentures as of the date of redemption consisted of an affiliate of a major shareholder and two senior officers of the Company.


NOTE 13 - ACQUISITION:
- ---------------------

On January 9, 1995, the Company completed the purchase of all the outstanding stock of the Auralux Corporation ("Auralux"). Auralux, with annual revenues of approximately $10 million at the time of the acquisition, is a manufacturer of textile chemicals used in fabric finishing with product lines including fire retardants, softeners, thermosetting resins and other specialty products. In connection with this acquisition, the Company acquired a nine acre site in Yantic, Connecticut from which Auralux manufactures, distributes and warehouses its products.

In June 1994, Sybron entered into a license and asset purchase agreement with Celgene Corporation ("Celgene") whereby Sybron acquired equipment, and the right

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)

NOTE 13 - ACQUISITION (Continued):
- ---------------------

to commercially utilize Celgene's biotreatment technology. In return, Sybron paid Celgene a nominal amount for the equipment and is obligated to pay royalties to Celgene based on a percentage of net sales. As of December 31, 1995, no royalties were due Celgene.

In July 1994, the Company purchased the assets of the textile chemical business of CNC International Inc. ("CNC"). The acquisition was accounted for as a purchase. The product line acquired includes water repellents, printing auxiliaries and softeners. The acquired business had annualized sales revenues of approximately $5 million at the time of the acquisition. The results of these acquisitions were included as of the date they were acquired. All acquisitions were accounted for as purchases. None of these acquisitions, whether individually or combined, were considered material for disclosure of pro forma effects.

The results of these acquisitions were included as of the date they were acquired. All acquisitions were accounted for as purchases. None of these acquisitions, whether individually or combined, were considered material for disclosure of pro forma effects.


NOTE 14 - FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS:
- ----------------------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

The interest rate on the Note Payable (the "Note") is fixed at 8.17% during its entire term. The fair value of the Note as of December 31, 1995 was determined by estimating the interest rate at which the Company could refinance the Note given the same maturity period. The Company assumed a rate of 8% in its calculations.

The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay if the agreements were terminated as quoted by the bank with which the Company executed the swap agreements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 14 - FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS (Continued):
- ----------------------------------------------------

The interest rate on the Revolving Credit Facility is at market interest rates, therefore, its fair market value approximates its carrying value.

                                             December 31, 1995
                                            ---------------------
                                            Reported    Estimated
                                             Amount    Fair Value
                                            --------   ----------
                                                (In thousands)

Long term debt..........................     $14,571     $14,571
Interest rate swap agreements (1).......                     (36)

(1)  Bracketed amount represents a liability.


NOTE 15 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION:
- -----------------------------------------------------

The Company operates in the following two business segments - environmental products and services and textile chemical specialty products.

Sales and transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Operating income is revenue less related costs and direct and allocated operating expenses, excluding interest and amortization of intangible assets and other income (expense), net.

No single customer accounts for more than 10% of revenue in the periods presented.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
        (all dollar amounts in thousands except share and per share data)



NOTE 15 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION (Continued):
- ------------------------------------------------------

The following schedule presents information about the Company's operations by geographic location:


                                            Year ended December 31,
                                          ----------------------------
                                            1995      1994      1993
                                            ----      ----      ----
Net sales to unaffiliated customers
  originated from:
  America                                 $115,620  $100,124  $ 94,107
  Europe                                    52,187    45,602    41,865
                                          --------  --------  --------
   Total net sales                        $167,807  $145,726  $135,972
                                          ========  ========  ========

Intercompany sales between geographic
  areas originated from:
  America                                 $  1,867  $  1,207  $    910
  Europe                                        --        --        --
                                          --------  --------  --------
   Total intercompany sales               $  1,867  $  1,207  $    910
                                          ========  ========  ========
Operating income:
  America                                 $  8,458  $  8,891  $  9,734
  Europe                                     6,519     6,865     5,547
                                          --------  --------  --------
   Total operating income                 $ 14,977  $ 15,756  $ 15,281
                                          ========  ========  ========
Identifiable assets:
  America                                 $ 68,503  $ 59,665  $ 63,191
  Europe                                    42,826    34,269    28,614
                                          --------  --------  --------
   Total assets                           $111,329  $ 93,934  $ 91,805
                                          ========  ========  ========

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (in thousands)


NOTE 15 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION (Continued):

The following schedule presents information about the Company's operations by business segment (in thousands):


                                                                     Year Ended December 31,
                       ------------------------------------------------------------------------------------------------------------
                                       1995                                  1994                              1993
                       -----------------------------------   ----------------------------------  ----------------------------------
                       Environmental   Textile               Environmental  Textile              Environmental   Textile
                       Products and   Chemical               Products and   Chemical             Products and   Chemical
                         Services    Specialties   Total       Services   Specialties    Total     Services    Specialties   Total
                        ------------ -----------  --------   ------------ -----------  -------   ------------  -----------  --------
Sales to other segments   $   119     $      1    $    120     $   283     $    --     $    283     $   375     $    38    $     413
                          =======     ========    ========     =======     =======     ========     =======     =======    =========
Sales to unaffiliated
  customers               $54,969     $112,838    $167,807     $50,898     $94,828     $145,726     $53,235     $82,737     $135,972
Cost of sales              39,452       71,093     110,545      35,164      57,427       92,591      34,756      50,202       84,958
                          -------     --------    --------     -------     -------     --------     -------     -------     --------
Gross margin               15,517       41,745      57,262      15,734      37,401       53,135      18,479      32,535       51,014
Operating expenses         10,787       31,498      42,285      10,339      27,040       37,379      10,710      25,023       35,733
                          -------     --------    --------     -------     -------     --------     -------     -------     --------
Operating income          $ 4,730      $10,247    $ 14,977     $ 5,395     $10,361      $15,756     $ 7,769     $ 7,512     $ 15,281
                          =======     ========    ========     =======     =======     ========     =======     =======    =========
Identifiable assets       $30,490      $80,839    $111,329     $30,354     $63,580      $93,934     $33,605     $58,200     $ 91,805
                          =======     ========    ========     =======     =======     ========     =======     =======    =========
Depreciation and
  amortization            $ 2,865      $ 3,847    $  6,712     $ 2,891     $ 2,622      $ 5,513     $ 2,840     $ 2,206     $  5,046
                          =======     ========    ========     =======     =======     ========     =======     =======    =========
Capital expenditures      $ 1,332      $ 4,399    $  5,731     $ 1,664     $ 3,872      $ 5,536     $ 1,787     $ 2,712     $  4,499
                          =======     ========    ========     =======     =======     ========     =======     =======    =========


                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                 (in thousands except share and per share data)



NOTE 16 - QUARTERLY FINANCIAL DATA (Unaudited):
- ---------------------------------------------

The following is a summary of quarterly financial results for the years ended December 31, 1995 and 1994 (amounts in thousands except per share data):

                                            1995                                                   1994
                   -----------------------------------------------------    ----------------------------------------------------
                                     Three Months Ended                                      Three Months Ended
                   -----------------------------------------------------    ----------------------------------------------------
                   March 31       June 30     September 30   December 31    March 31      June 30     September 30   December 31
                   --------       -------     ------------   -----------    --------      -------     ------------   -----------
Net sales          $43,008        $43,931       $39,127        $41,741       $36,086      $37,162        $35,665       $36,813


Gross profit        15,109         15,224        12,628         14,301        13,073       14,568         12,618        12,876

Operating income     4,677          4,271         2,210          3,819         4,284        5,042          3,309         3,121

Net income           1,957          1,995           619          1,758         2,181        2,634          1,469         1,354

Net income per share   .35            .35           .11            .31           .39          .47            .26           .24

                                                                   SCHEDULE VIII

                              SYBRON CHEMICALS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                        For the years ended December 31, 1995, 1994 and 1993

                                                                               (In thousands)

                                                                       Additions
                                                               ------------------------
                                       Balance at
                                      beginning of       Charged to costs        Charged to                          Balance at
                                         period            and expenses        other accounts     Deductions       end of period
                                      ------------       ----------------      --------------     ----------       -------------
Allowance for Doubtful Accounts

  For the year ended:

    December 31, 1995                    $1,565               $831                 $42              $(390)             $2,048

    December 31, 1994                     1,259                485                  27               (206)              1,565

    December 31, 1993                     1,285                135                  62               (223)              1,259