Form 10-Q
period 1996-03-31
SYBRON CHEMICALS INC
filed 1996-05-15
CIK 832815

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996
                                     --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------    ------------

      Commission file number  0-19983
                              --------

                              SYBRON CHEMICALS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                DELAWARE                        51-0301280
     -------------------------------        -------------------
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)


 Birmingham Rd., P.O. Box 66, Birmingham New Jersey                08011
 ----------------------------------------------------           ----------
      (Address of principal executive offices)                  (zip code)


Registrant's telephone number, including area code (609) 893-1100
                                                   --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No          .
                                       -------    --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                          Outstanding at March 31, 1996
 ----------------------------              -----------------------------
 Common stock, $.01 par value                      5,650,560

                          SYBRON CHEMICALS INC.
                                  INDEX




                                                           Page No.

Part I      Financial Information

            Item 1 - Financial Statements

              Consolidated Balance Sheet -
               March 31, 1996 and December 31, 1995            1

              Consolidated Statement of Operations -
               three months ended March 31, 1996 and 1995      2

              Consolidated Statement of Cash Flows -
               three months ended March 31, 1996 and 1995      3

              Notes to Consolidated Financial Statements       4

            Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     5 - 8

Part II     Other Information

            Item 1   Legal Proceedings                         9

                    PART I - FINANCIAL INFORMATION

                SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
       (Unaudited in thousands except share and per share data)
                                ASSETS

                                              Mar. 31,    Dec. 31,
                                                1996        1995
                                              --------   ---------
Current assets:
  Cash and cash equivalents                   $ 11,298    $ 11,284
  Accounts receivable, net                      34,231      30,685
  Inventories                                   24,422      24,504
  Prepaid and other current assets               2,116       1,293
  Deferred income taxes                             64          68
                                              --------    --------
    Total current assets                        72,131      67,834

Property, plant and equipment                   30,778      31,149
Intangible assets                               11,484      11,804
Other                                              610         542
                                              --------    --------
                                              $115,003    $111,329
                                              ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $    156    $  1,169
  Accounts payable                              15,726      15,364
  Accrued liabilities                            9,718       9,067
  Current portion of long term debt              2,442       2,444
  Income taxes payable                           1,817         974
  Deferred income taxes                            355         321
                                              --------    --------
    Total current liabilities                   30,214      29,339

Long-term debt                                  23,842      22,532
Deferred income taxes                            3,340       3,450
Postretirement healthcare benefits               3,967       3,938
Other                                            2,092       2,117
                                              --------    --------
    Total liabilities                           63,455      61,376
                                              --------    --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,905,000 shares.                        59          59
 Additional paid-in capital                     23,530      23,530
 Retained earnings                              35,089      32,835
 Cumulative translation adjustment              (2,041)     (1,382)
                                              --------    --------
                                                56,637      55,042
 Less treasury stock, at cost - 254,440
   shares of common stock                       (5,089)     (5,089)
                                              --------    --------
    Total shareholders' equity                  51,548      49,953
                                              --------    --------
                                              $115,003    $111,329
                                              ========    ========


            The accompanying notes are an integral part of
                       the financial statements
                                  -1-

                SYBRON CHEMICALS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
           (Unaudited in thousands except per share amounts)


                                                 Three months
                                                    ended
                                                   March 31,
                                             -------------------
                                               1996      1995(1)
                                             --------   --------
Net sales                                    $ 43,672   $ 43,008
                                             --------   --------
Cost of sales                                  27,958     27,899
Selling                                         7,302      7,119
General and administrative                      2,612      2,327
Research and development                          989        986
                                             --------   --------
                                               38,861     38,331
                                             --------   --------

Operating income                                4,811      4,677
                                             --------   --------
Other income(expense):
  Interest income                                  97         91
  Interest expense                               (556)      (629)
  Amortization of intangible assets              (321)      (410)
  Other - net                                    (210)      (422)
                                             --------   --------
                                                 (990)    (1,370)
                                             --------   --------
Income before income taxes                      3,821      3,307

Provision for income taxes                      1,567      1,350
                                             --------   --------


Net income                                   $  2,254   $  1,957
                                             ========   ========


Net income per common share
  and share equivalents                      $    .40   $    .35
                                             ========   ========


(1)  Certain amounts have been reclassified for comparative purposes.




            The accompanying notes are an integral part of
                       the financial statements

                SYBRON CHEMICALS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited in thousands)

                                                Three months
                                                   ended
                                                  March 31,
                                              -----------------
                                               1996       1995
                                              ------     ------
Cash flows from operating activities:

Net income                                   $ 2,254     $1,957
                                             -------     ------

Adjustments to reconcile net income to net
  cash  provided  by  operating activities:
  Depreciation and amortization                1,606      1,667
  Changes in assets and liabilities:
    Accounts receivable                       (3,720)    (3,314)
    Inventory                                    (97)      (880)
    Other current assets                        (829)       111
    Accounts payable and accrued expenses      1,247      1,696
    Income taxes payable                         848        283
    Other assets and liabilities - net           (37)       137
                                             -------     ------
    Net cash provided by operating activities  1,272      1,657
                                             -------     ------
Cash flows from investing activities:
 Capital expenditures                         (1,146)    (1,547)
 Purchase of business assets                             (8,259)
 Other, net                                       11       (183)
                                             -------     ------
    Net cash used by investing activities     (1,135)    (9,989)
                                             -------     ------
Cash flows from financing activities:
 Net borrowings under revolving credit
  facilities                                     245      8,479
                                             -------     ------
    Net cash provided by financing activities    245      8,479
                                             -------     ------
Effect of exchange rate changes on cash         (368)     1,261
                                             -------     ------
   Net increase in cash and cash equivalents      14      1,408

Cash and cash equivalents at beginning of
 period                                       11,284      6,975
                                             -------     ------
Cash and cash equivalents at end of period   $11,298     $8,383
                                             =======     ======


            The accompanying notes are an integral part of
                       the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at March 31, 1996 and the results of its operations and changes in its cash flows for the three months ended March 31, 1996 and 1995.

The Company presumes that users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements for the year ended December 31, 1995 contained in the Company's Form 10-K which was filed with the Securities and Exchange Commission on April 1, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

NOTE 2 - INVENTORIES:

Inventories are stated at the lower of cost or market. For U.S. operations, cost
is  determined  using  the  last-in,   first-out  (LIFO)  method.   For  foreign
operations, cost is determined using the first-in, first-out (FIFO) method.

The components of inventories are:
                                    March 31,        Dec. 31,
                                      1996             1995
                                    ---------        --------
          Finished goods             $16,464         $17,020
          Work-in-progress               155             194
          Raw materials                7,803           7,290
                                    ---------        --------
                                     $24,422         $24,504
                                    =========        ========

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995.

The following table sets forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties.



                                           Three Months Ended March 31,
                                         ----------------------------------
                                               1996              1995(1)
                                         ---------------    ---------------
                                                   % of               % of
                                         Amount    Sales    Amount    Sales
                                         ------    -----    ------    -----
                                        (in thousands except percentages)
Sales
 Environmental Products and Services    $ 13,648   31.3%   $ 13,819   32.1%
 Textile Chemical Specialties             30,024   68.7      29,189   67.9
                                        --------  -----    --------  -----
   Total                                  43,672  100.0      43,008  100.0

Cost of Sales
 Environmental Products and Services      10,031   73.5      10,105   73.1
 Textile Chemical Specialties             17,927   59.7      17,794   61.0
                                        --------  -----    --------  -----
   Total                                  27,958   64.0      27,899   64.9

Gross Margin
 Environmental Products and Services       3,617   26.5       3,714   26.9
 Textile Chemical Specialties             12,097   40.3      11,395   39.0
                                        --------  -----    --------  -----
   Total                                  15,714   36.0      15,109   35.1

Operating Expense
 Environmental Products and Services       2,598   19.0       2,689   19.5
 Textile Chemical Specialties              8,305   27.7       7,652   12.5
                                        --------  -----    --------  -----
   Total                                  10,903   25.0      10,432   24.2

Operating Income
 Environmental Products and Services       1,019    7.5       1,025    7.4
 Textile Chemical Specialties              3,792   12.6       3,652   12.5
                                        --------  -----    --------  -----
   Total                                   4,811   11.0       4,677   10.9

Other Income (Expense), Net                 (990)  (2.3)     (1,370)  (3.2)
                                        --------  -----    --------  -----
Income Before Income Taxes                 3,821    8.7       3,307    7.7

Provision for Income Taxes                 1,567    3.6       1,350    3.1
                                        --------  -----    --------  -----

Net Income                               $ 2,254    5.2%     $1,957    4.6%
                                        ========  =====    ========  =====


(1) Certain amounts have been reclassified for comparative purposes.

Operations

     Sales for the quarter ending March 31, 1996 increased by 1.5% compared with the similar 1995 period on the strength of a 2.9% increase in the Textile Chemical Specialties segment. Sales in the Environmental Products and Services segment were 1.2% under the first quarter of 1995.

     In the Textile Chemical Specialties segment, Europe sales for the quarter grew by 12.5% in terms of U.S. dollars compared with the same period in 1995. This improvement resulted from new product introductions and substantial sales growth in several developing markets including Egypt, Portugal, Russia, and Turkey, favorable currency effects and a slight overall price increase. Tonnage in Europe increased 4.1% on a quarter-to-quarter basis. America textile chemical sales declined by 4.5% compared with the first quarter of 1995, reflecting weak textile market conditions in the United States, offset to some extent by growth in business outside the United States, and reduced activity in the related organic chemical toll manufacturing operation.

     The decline in sales in the Environmental Products and Services segment principally resulted from substantially lower export business in the membrane product line which offset sales growth in the other product lines in this segment. Ion exchange resin sales grew by 1.4% due to increased domestic and export sales. Increased institutional, bioremediation and foreign sales volume and selected selling price increases resulted in a 7.0% improvement in the sales of the biochemical product line.

     The gross margin for the first quarter ending March 31, 1996 was 36.0%, compared with the 35.1% realized during the comparable period in 1995. The gross margin in the Textile Chemical Specialties segment increased to 40.3% compared with 39.0% during the first quarter of 1995. The gross margin on Europe textile chemical sales improved substantially due to new products selling at higher margins, selling price increases, and the favorable currency impact of a weaker guilder as compared with the other European currencies. The gross margin in America declined as a result of lower average selling prices and an unfavorable change in product mix.

     The gross margin in the Environmental Products and Services segment decreased to 26.5% from 26.9% in last year's similar period. This decline was principally the result of lower ion exchange margins due to decreases in average selling prices, unfavorable labor variances, reduced inventory levels and slightly increased plant spending. These negative factors were only partially offset by lower costs for freight and for several major raw materials, especially styrene. Manufacturing efficiencies, continued cost containment, favorable product mix and selected price increases lead to a significant improvement in the Biochemical product line gross margin.

     Operating expenses as a percent of sales for the first quarter increased to 25.0% as compared to last year's 24.2%. Operating expenses in the Environmental Products and Services segment decreased to 19.0% of sales versus last year's 19.5% as a result of continued efforts to control and reduce costs. In the Textile Chemical Specialties segment, expenses increased to 27.7% from last year's 26.5% primarily due to the lower sales and increased emphasis on research in North America.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates. The Company's effective tax rate of 41.0% for the first quarter increased slightly over last year's applicable rate of 40.8%.

     Other income (expense) was approximately ($1.0) million for the first quarter of 1996 versus ($1.4) million in last year's comparable period. The decrease was primarily due to lower interest expense related to a reduction in the amount of outstanding debt, lower amortization expense and the absence of a large non-recurring 1995 translation loss on Europe intercompany accounts.

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 1996 was approximately $11.3 million which was essentially equal to the December 31, 1995 balance.

     Net cash flow generated by operating activities was approximately $1.3 million for the first quarter of 1996 versus $1.7 million for the same period in 1995. The decrease principally resulted from lower accounts payable and accrued expenses and increased accounts receivable which were partially offset by higher net income and inventory levels.

     Net cash used for investing activities was approximately $1.1 million for the first quarter of 1996 compared with $10.0 million for the same period in 1995. The first quarter of 1995 was impacted by the purchase of the Auralux Corporation in January 1995. Capital expenditures for the first quarter of 1996 were approximately $1.1 million compared with $1.5 million for the comparable 1995 period.

     Net cash provided by financing activities for the first three months of 1996 was $245,000. This was substantially lower than the $8.5 million during the first quarter of 1995 which was the result of borrowings to fund the acquisition of Auralux Corporation.

     At March 31, 1996, the Company had a $25 million multi-currency unsecured revolving line of credit with Bank of Boston which expires in July, 1997. The amount owed under this credit facility was $9.2 million at March 31, 1996.

     The Company had previously entered into a series of interest rate swap agreements which effectively converted a significant portion of its long term debt from a fixed rate of 8.17% to a variable rate based upon the 90 day Libor rate. The last swap agreement expired in February 1996. The Company's effective interest rate on all borrowings during the first quarter of 1996 was 8.13%.

     During 1996, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to be somewhat in excess of 1995 levels due to the relocation of the Company's Mexican manufacturing facility from a leased facility to Company owned premises and certain site improvements at its Yantic, Connecticut facility. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short-term and long-term financial obligations in the foreseeable future.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries which are principally in Europe.
Intercompany balances arise between the Dutch operation and various subsidiaries. The Company recognized an exchange gain of $38,000 in the Europe division in the first three months of 1996 as compared with an exchange loss of $387,000 during the similar 1995 period.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on April 1, 1996.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SYBRON CHEMICALS INC.



                                          /s/ Lawrence R. Hoffman
                                          ----------------------------
                                          Lawrence R. Hoffman
                                          Acting Principal Financial
                                          and Accounting Officer


Date:  May 15, 1996