Form 10-Q
period 1996-06-30
SYBRON CHEMICALS INC
filed 1996-08-14
CIK 832815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

         Commission file number  0-19983


                              SYBRON CHEMICALS INC.
             (Exact name of registrant as specified in its charter)



                    DELAWARE                           51-0301280
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


         Birmingham Rd., P.O. Box 66, Birmingham New Jersey     08011
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



            Class                 Outstanding at June 30, 1996

 Common stock, $.01 par value               5,650,560

                              SYBRON CHEMICALS INC.


                                      INDEX

                                                                   Page No.

Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   June 30, 1996 and December 31, 1995                 1

                  Consolidated Statement of Operations -
                   six months ended June 30, 1996 and 1995             2

                  Consolidated Statement of Operations -
                   three months ended June 30, 1996 and 1995           3

                  Consolidated Statement of Cash Flows -
                   three months ended June 30, 1996 and 1995           4

                  Notes to Consolidated Financial Statements           5

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        6 - 10

Part II           Other information

                  Item 1   Legal Proceedings                           11

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
            (Unaudited in thousands except share and per share data)

                                                     ASSETS
                                              June 30,    Dec. 31,
                                               1996        1995
Current assets:
  Cash and cash equivalents                $   9,976      $  11,284
  Accounts receivable, net                    35,891         30,685
  Inventories                                 23,580         24,504
  Prepaid and other current assets             1,933          1,293
  Deferred income taxes                           71             68
                                           ---------      ---------

    Total current assets                      71,451         67,834

Property, plant and equipment, net            30,449         31,149
Intangible assets                             11,158         11,804
Other                                          1,537            542
                                           ---------      ---------
                                           $ 114,595      $ 111,329
                                           =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $      65      $   1,169
  Accounts payable                            15,492         15,364
  Accrued liabilities                          9,890          9,067
  Current portion of long-term debt            2,441          2,444
  Income taxes payable                         1,097            974
  Deferred income taxes                          941            321
                                           ---------      ---------

    Total current liabilities                 29,926         29,339

Long-term debt                                22,713         22,532
Deferred income taxes                          2,535          3,450
Postretirement healthcare benefits             4,085          3,938
Other                                          1,927          2,117
                                           ---------      ---------

    Total liabilities                         61,186         61,376
                                           ---------      ---------

Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,905,000 shares                       59             59
  Additional paid-in capital                  23,530         23,530
 Retained earnings                            37,838         32,835
 Cumulative translation adjustment            (2,929)        (1,382)
                                           ---------      ---------
                                              58,498         55,042
 Less treasury stock, at cost -
   254,440 shares of common stock             (5,089)        (5,089)
                                           ---------      ---------
    Total shareholders' equity                53,409         49,953
                                           ---------      ---------
                                           $ 114,595      $ 111,329
                                           =========      =========

                 The accompanying notes are an integral part of
                            the financial statements
                                       -1-

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)



                                              Six months ended
                                                  June 30,
                                               1996      1995

Net sales                               $ 88,275      $ 86,939
                                        --------      --------

Cost of sales                             55,648        56,606
Selling                                   14,987        14,634
General and administrative                 5,459         4,773
Research and development                   2,026         1,978
                                        --------      --------
                                          78,120        77,991
                                        --------      --------

Operating income                          10,155         8,948
                                        --------      --------

Other income(expense):
  Interest income                            185           189
  Interest expense                        (1,055)       (1,311)
  Amortization of intangible assets         (646)         (819)
  Other - Net                               (174)         (416)
                                        --------      --------
                                          (1,690)       (2,357)
                                        --------      --------

Income before income taxes                 8,465         6,591
Provision for income taxes                 3,462         2,639
                                        --------      --------


Net income                              $  5,003      $  3,952
                                        ========      ========
Net income per common share             $   0.89      $   0.70
                                        ========      ========




                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)


                                                Three months
                                                   ended
                                                  June 30,
                                               1996      1995

Net sales                               $ 44,603      $ 43,931
                                        --------      --------

Cost of sales                             27,690        28,707
Selling                                    7,685         7,515
General and administrative                 2,847         2,446
Research and development                   1,037           992
                                        --------      --------
                                          39,259        39,660
                                        --------      --------

Operating income                           5,344         4,271
                                        --------      --------

Other income(expense):
  Interest income                             88            98
  Interest expense                          (499)         (682)
  Amortization of intangible assets         (325)         (409)
  Other - net                                 36             6
                                        --------      --------
                                            (700)         (987)
                                        --------      --------

Income before income taxes                 4,644         3,284

Provision for income taxes                 1,895         1,289
                                        --------      --------


Net income                              $  2,749      $  1,995
                                        ========      ========


Net income per common share
  and share equivalents                 $    .49      $    .35
                                        ========      ========






                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)

                                                              Six months
                                                                 ended
                                                                June 30,
                                                           1996          1995
Cash flows from operating activities:

Net income                                               $  5,003      $  3,952
                                                         --------      --------

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                             3,191         3,385
  Changes in assets and liabilities:
    Accounts receivable                                    (5,599)       (3,926)
    Inventory                                                 526        (2,430)
    Other current assets                                     (630)          512
    Accounts payable and accrued expenses                   1,426         2,075
    Income taxes payable                                      140           434
    Other assets and liabilities - net                       (304)          306
                                                         --------      --------

    Net cash provided by operating activities               3,753         4,308
                                                         --------      --------

Cash flows from investing activities:
 Capital expenditures                                      (2,431)       (2,717)
 Purchase of business assets                                 (950)       (8,286)
 Other, net                                                    28          (239)
                                                         --------      --------

    Net cash used by investing activities                  (3,353)      (11,242)
                                                         --------      --------

Cash flows from financing activities:
 Net (payments) borrowings under revolving credit
  facilities                                                 (849)       11,148
                                                         --------      --------

    Net cash (used) provided by financing activities         (849)       11,148
                                                         --------      --------

Effect of exchange rate changes on cash                      (859)        1,095
                                                         --------      --------

   Net (decrease) increase in cash and cash
    equivalents                                            (1,308)        5,309

Cash and cash equivalents at beginning of period           11,284         6,975
                                                         --------      --------

Cash and cash equivalents at end of period               $  9,976      $ 12,284
                                                         ========      ========




                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at June 30, 1996 and the results of its operations and changes in its cash flows for the six months ended June 30, 1996 and 1995.

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

The components of inventories are:
                                    June 30,        Dec. 31,
                                      1996           1995

           Finished goods           $16,597         $17,020
           Work-in-progress             197             194
           Raw materials              6,786           7,290
                                    --------        -------
                                    $23,580         $24,504

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995 and Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995.

The following tables set forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties.

                                                   Six Months Ended June 30,
                                                 1996                      1995 (1)

                                                        % of                      % of
                                          Amount        Sales       Amount        Sales
                                                (in thousands except percentages)
Sales
 Environmental Products and Services     $ 27,306         30.9%    $ 28,065         32.3%
 Textile Chemical Specialties              60,969         69.1       58,874         67.7
                                         --------        -----     --------        -----
   Total                                   88,275        100.0       86,939        100.0

Cost of Sales
 Environmental Products and Services       19,456         71.3       20,290         72.3
 Textile Chemical Specialties              36,192         59.4       36,316         61.7
                                         --------        -----     --------        -----
   Total                                   55,648         63.0       56,606         65.1

Gross Margin
 Environmental Products and Services        7,850         28.7        7,775         27.7
 Textile Chemical Specialties              24,777         40.6       22,558         38.3
                                         --------        -----     --------        -----
   Total                                   32,627         37.0       30,333         34.9

Operating Expense
 Environmental Products and Services        5,500         20.1        5,538         19.7
 Textile Chemical Specialties              16,972         27.8       15,847         26.9
                                         --------        -----     --------        -----
   Total                                   22,472         25.5       21,385         24.6

Operating Income
 Environmental Products and Services        2,350          8.6        2,237          8.0
 Textile Chemical Specialties               7,805         12.8        6,711         11.4
                                         --------        -----     --------        -----
   Total                                   10,155         11.5        8,948         10.3

Other Income (Expense), Net                (1,690)        (1.9)      (2,357)        (2.7)
                                         --------        -----     --------        -----

Income Before Income Taxes                  8,465          9.6        6,591          7.6

Provision for Income Taxes                  3,462          3.9        2,639          3.1
                                         --------        -----     --------        -----


Net Income                               $  5,003          5.7%    $  3,952          4.5%
                                         ========        =====     ========        =====


(1) Certain amounts have been reclassified for comparative purposes.



                                                   Three Months Ended June 30,
                                                 1996                      1995 (1)

                                                          % of                     % of
                                          Amount         Sales      Amount         Sales
                        (in thousands except percentages)
Sales
 Environmental Products and Services     $ 13,658         30.6%    $ 14,246         32.4%
 Textile Chemical Specialties              30,945         69.4       29,685         67.6
                                         --------        -----     --------        -----
   Total                                   44,603        100.0       43,931        100.0

Cost of Sales
 Environmental Products and Services        9,425         69.0       10,185         71.5
 Textile Chemical Specialties              18,265         59.0       18,522         62.4
                                         --------        -----     --------        -----
   Total                                   27,690         62.1       28,707         65.3

Gross Margin
 Environmental Products and Services        4,233         31.0        4,061         28.5
 Textile Chemical Specialties              12,680         41.0       11,163         37.6
                                         --------        -----     --------        -----
   Total                                   16,913         37.9       15,224         34.7

Operating Expense
 Environmental Products and Services        2,902         21.2        2,849         20.0
 Textile Chemical Specialties               8,667         28.0        8,104         27.3
                                         --------        -----     --------        -----
   Total                                   11,569         25.9       10,953         25.0

Operating Income
 Environmental Products and Services        1,331          9.8        1,212          8.5
 Textile Chemical Specialties               4,013         13.0        3,059         10.3
                                         --------        -----     --------        -----
   Total                                    5,344         12.0        4,271          9.7

Other Income (Expense), Net                  (700)        (1.6)        (987)        (2.2)
                                         --------        -----     --------        -----

Income Before Income Taxes                  4,644         10.4        3,284          7.5

Provision for Income Taxes                  1,895          4.2        1,289          3.0
                                         --------        -----     --------        -----


Net Income                               $  2,749          6.2%    $  1,995          4.5%
                                         ========        =====     ========        =====

(1) Certain amounts have been reclassified for comparative purposes.

Operations

     Sales for both the six months and quarter ending June 30, 1996 increased by 1.5% as compared with similar 1995 periods. In the Textile Chemical Specialties segment, sales for both periods improved 3.6% and 4.2%, respectively, whereas sales in the Environmental Products and Services segment were 2.7% and 4.1% below similar 1995 periods.

     In the Textile Chemical Specialties segment, Europe sales for the six months and second quarter improved 10.3% and 8.1%, respectively, in U.S. dollars. Both periods were favorably impacted by new product introductions, substantial sales growth in several countries outside Western Europe and favorable currency effects. America textile chemical sales declined by 1.6% on a six month basis versus the same period last year reflecting weak textile market conditions in the United States and reduced activity in the related chemical toll manufacturing operation. However, second quarter sales improved 1.3% compared with 1995's second quarter on the strength of growth in business outside the United States combined with sales of new products in the United States.

     The drop in sales in the Environmental Product and Services segment in both periods was principally the result of a substantial reduction of export volume in the membrane product line due to competitive pricing. Ion exchange resins sales decreased in both periods as the Company continued to experience weak market conditions in this product line. Biochemical product line sales increased substantially both in the year-to-date and quarter, compared with similar periods in 1995. This improvement stemmed primarily from increases in sales to almost all markets, particularly the consumer, institutional and bioremediation areas. The remaining product line in this segment, specialty polymers, realized volume improvements in both periods due to higher sales of products for reprographic toners.

     The overall gross margin for the six months and second quarter ending June 30, 1996 was 37.0% and 37.9%, respectively, an improvement over the 34.9% and 34.7% experienced during 1995. The gross margin in the Textile Chemicals Specialties segment increased to 40.6% on a six month basis while the quarter resulted in a 41.0% margin, both better than last year's comparable rates of 38.3% and 37.6%. The gross margin in Europe improved substantially in both periods due to the introduction of new products selling at higher margins and the continued favorable currency impact of the weaker Dutch Guilder as compared with the Italian Lire and certain other European currencies. America margins also improved for both periods as a result of lower freight and raw material costs, improved production efficiencies and a favorable product mix. These were partially offset by small selling price decreases.

     The gross margin in the Environmental Products and Services segment climbed to 28.7% for the six month period and 31.0% for the second quarter, both of which were better than the respective prior year margins of 27.7% and 28.5%. This improvement principally resulted from manufacturing efficiencies, favorable product mix and lower raw material costs. Ion exchange product line gross margins, on a six month basis, were under last year's due to a slight decrease in average selling prices, unfavorable labor and manufacturing variances and reduced inventory levels. These were somewhat offset by lower costs for several major raw materials, especially styrene. For the second quarter, ion exchange gross margins improved as selling prices stabilized while raw material prices continued to decline. Membrane product line gross margins declined in both periods due to overall average selling price decreases and an unfavorable product mix which were partially offset by improved production efficiencies and lower raw material costs. Gross margins increased in the specialty polymer product line which resulted from higher overall average selling prices and reduced raw material costs, principally styrene.

     Operating expenses as a percent of sales for the six month period increased to 25.5% as compared to last year's 24.6%. For the quarter, expenses were 25.9% of sales versus 25.0% for the similar 1995 period. The Environmental Products and Services segment expenses increased as a percent of sales primarily due to lower sales and staff additions in the biochemical business. In the Textile Chemical Specialties segment, operating expenses as a percent of sales increased in both periods due to increased costs to bolster the research and development activity in the United States.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rates of 40.9% for the six months increased over last year's applicable rate of 40.0%. The increase related to the Company earning more of its income in high tax rate jurisdictions.

     Other income (expense) was ($1.7) million for the first six months of 1996 versus ($2.4) million in last year's comparable period. The decrease was primarily due to lower interest expense related to a reduction in the amount of outstanding debt, lower amortization expense and the absence of a large non-recurring 1995 translation loss on Europe intercompany accounts.

Liquidity and Capital Resources

     Cash and cash equivalents were approximately $10.0 million as of June 30, 1996 which was approximately $1.3 million under the December 31, 1995 balance. This was principally the result of a reduction in net borrowings and the unfavorable impact of a stronger U.S. dollar versus the Dutch guilder since most of the Company's cash is located in Europe.

     Net cash flow provided by operating activities was approximately $3.8 million on a six month basis versus $4.3 million for the same period in 1995. The decrease principally was due to lower accounts payable and accrued expenses and increased accounts receivables, only partially offset by higher net income and a small reduction of inventory levels in 1996.

     Net cash used by investing activities was approximately $3.4 million for the first six months of 1996 versus $11.2 million for the same period in 1995. The 1995 figure includes the purchase of the common stock of the Auralux Corporation in January.

     Net cash used by financing activities for the six month period of 1996 was $849,000 due to the repayment of existing debt. This was the opposite of 1995's activity when borrowings increased in order to fund the purchase of the Auralux Corporation.

     The Company has a $25 million multi-currency unsecured revolving line of credit with Bank of Boston which expires in July, 1998. The amount owed under this credit facility was $8.1 million as of June 30, 1996.

     The Company previously entered into a series of interest rate swap agreements which effectively converted a significant portion of its long term debt from a fixed rate of 8.17% to a variable rate based upon the 90 day Libor rate. The last swap agreement expired in February 1996. The Company's effective interest rate on all borrowings during the six months of 1996 was 7.88%.

     During 1996, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to be somewhat in excess of 1995 levels due to a planned relocation of the manufacturing facility in Mexico. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short term and long term financial obligations in the foreseeable future.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries which are principally in Europe.
Intercompany balances arise between the Dutch operation and various subsidiaries. The Company recognized an exchange gain of $60,000 in the Europe division in the first six months of 1996 as compared with an exchange loss of $328,000 during the similar 1995 period.

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


                                                    SYBRON CHEMICALS INC.



                                                    /s/ Lawrence R. Hoffman
                                                    -----------------------
                                                    Lawrence R. Hoffman
                                                    Acting Principal Financial
Date:  August 14, 1996                              and Accounting Officer