Form 10-Q
period 1996-09-30
SYBRON CHEMICALS INC
filed 1996-11-13
CIK 832815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996
                                        ------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

         Commission file number  0-19983
                                 -------


                              SYBRON CHEMICALS INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                              51-0301280
                    --------                              ----------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)


         Birmingham Rd., P.O. Box 66, Birmingham New Jersey     08011
         --------------------------------------------------     -----
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
                                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                 Outstanding at September 30, 1996
            -----                 ---------------------------------

 Common stock, $.01 par value                 5,650,560

                              SYBRON CHEMICALS INC.


                                      INDEX

                                                                   Page No.

Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   September 30, 1996 and December 31, 1995           1

                  Consolidated Statement of Operations -
                   nine months ended September 30, 1996 and 1995      2

                  Consolidated Statement of Operations -
                   three months ended September 30, 1996 and 1995     3

                  Consolidated Statement of Cash Flows -
                   nine months ended September 30, 1996 and 1995      4

                  Notes to Consolidated Financial Statements          5

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                       6 - 11

Part II           Other information

                  Item 1   Legal Proceedings                         12

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
            (Unaudited in thousands except share and per share data)
                                     ASSETS

                                              Sept. 30,   Dec. 31,
                                                1996       1995
Current assets:
  Cash and cash equivalents                   $ 13,042    $ 11,284
  Accounts receivable, net                      33,187      30,685
  Inventories                                   21,746      24,504
  Prepaid and other current assets               2,688       1,293
  Deferred income taxes                             71          68
                                              --------    --------

    Total current assets                        70,734      67,834

Property, plant and equipment, net              30,909      31,149
Intangible assets                               12,099      11,804
Other                                              721         542
                                              --------    --------
                                              $114,463    $111,329
                                              ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $    181    $  1,169
  Accounts payable                              15,390      15,364
  Accrued liabilities                           12,353       9,067
  Current portion of long-term debt              2,434       2,444
  Income taxes payable                             599         974
  Deferred income taxes                            440         321
                                               -------    --------

    Total current liabilities                   31,397      29,339

Long-term debt                                  19,688      22,532
Deferred income taxes                            2,985       3,450
Postretirement healthcare benefits               4,004       3,938
Other                                            1,539       2,117
                                              --------    --------

    Total liabilities                           59,613      61,376
                                              --------    --------

Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,905,000 shares                         59          59
 Additional paid-in capital                     23,530      23,530
 Retained earnings                              39,308      32,835
 Cumulative translation adjustment              (2,958)     (1,382)
                                              ---------   ---------
                                                59,939      55,042
 Less treasury stock, at cost -
   254,440 shares of common stock               (5,089)     (5,089)
                                              ---------   ---------
    Total shareholders' equity                  54,850      49,953
                                              ---------   --------
                                              $114,463    $111,329
                                              ========    ========

                 The accompanying notes are an integral part of
                            the financial statements
                                       -1-

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)

                                              Nine months ended
                                                September 30,
                                               1996       1995
Net sales                                    $130,311   $126,066
                                             --------   --------

Cost of sales                                  83,009     83,105
Selling                                        22,676     21,848
General and administrative                      8,028      6,956
Research and development                        3,033      2,999
                                             --------   --------
                                              116,746    114,908
                                             --------   --------

Operating income                               13,565     11,158
                                             --------   --------

Other income(expense):
  Interest income                                 275        296
  Interest expense                             (1,546)    (1,906)
  Amortization of intangible assets              (980)    (1,214)
  Other - Net                                    (401)      (672)
                                             ---------  ---------
                                               (2,652)    (3,496)

Income before income taxes                     10,913      7,662

Provision for income taxes                      4,440      3,091
                                             ---------  --------


Net income                                   $  6,473   $  4,571
                                             ========   ========

Net income per common share                  $   1.15   $   0.81
                                             ========   ========




                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)


                                                Three months
                                                   ended
                                                September 30,
                                               1996       1995

Net sales                                    $ 42,036   $ 39,127
                                             --------   --------

Cost of sales                                  27,361     26,499
Selling                                         7,689      7,214
General and administrative                      2,569      2,183
Research and development                        1,007      1,021
                                             --------   --------
                                               38,626     36,917
                                             --------   --------

Operating income                                3,410      2,210
                                             --------   --------

Other income(expense):
  Interest income                                  90        107
  Interest expense                               (491)      (595)
  Amortization of intangible assets              (334)      (395)
  Other - net                                    (227)      (256)
                                             ---------  ---------
                                                 (962)    (1,139)
                                             ---------  --------

Income before income taxes                      2,448      1,071

Provision for income taxes                        978        452
                                             ---------  --------


Net income                                   $  1,470   $    619
                                             =========  ========


Net income per common share                  $    .26   $    .11
                                             =========  ========




                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)

                                                          Nine months
                                                             ended
                                                         September 30,
                                                         1996     1995
Cash flows from operating activities:

Net income                                             $ 6,473  $ 4,571
                                                       -------- -------

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          4,824    5,095
  Changes in assets and liabilities:
    Accounts receivable                                 (2,867)  (1,688)
    Inventory                                            2,342   (1,364)
    Other current assets                                (1,383)    (899)
    Accounts payable and accrued expenses                3,783      846
    Income taxes payable                                  (361)     261
    Other assets and liabilities - net                    (950)     376
                                                       -------- -------

    Net cash provided by operating activities           11,861    7,198
                                                       -------- -------

Cash flows from investing activities:
 Capital expenditures                                   (4,212)  (4,234)
 Purchase of business assets                            (1,275)  (8,308)
 Other, net                                                 45      255
                                                       -------- -------

    Net cash used by investing activities               (5,442) (12,287)
                                                       -------- --------

Cash flows from financing activities:
 Net (repayments) borrowings under revolving credit
   facilities                                           (1,348)   8,385
 Repayment of debt                                      (2,429)
                                                       -------- -------

    Net cash (used) provided by financing activities    (3,777)   8,385
                                                       -------- -------

Effect of exchange rate changes on cash                   (884)     336
                                                       -------- -------

   Net increase in cash and cash equivalents             1,758    3,632

Cash and cash equivalents at beginning of period        11,284    6,975
                                                       -------- -------

Cash and cash equivalents at end of period             $13,042  $10,607
                                                       ======== =======




                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at September 30, 1996 and the results of its operations and changes in its cash flows for the nine months ended September 30, 1996 and 1995.

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

The components of inventories are:

                                            Sept. 30,         Dec. 31,
                                              1996              1995

                  Finished goods            $15,192           $17,020
                  Work-in-progress              188               194
                  Raw materials               6,366             7,290
                                            -------           -------
                                            $21,746           $24,504
                                            =======           =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995 and Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995.

     The following tables set forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties.

                                         Nine Months Ended September 30,
                                              1996            1995 (1)
                                                 % of              % of
                                        Amount   Sales    Amount   Sales
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $ 40,852   31.3%  $ 41,471   32.9%
 Textile Chemical Specialties            89,459   68.7     84,595   67.1
                                       --------- ------  --------- -----
   Total                                130,311  100.0    126,066  100.0

Cost of Sales
 Environmental Products and Services     29,160   71.4     30,119   72.6
 Textile Chemical Specialties            53,849   60.2     52,986   62.6
                                       ---------  -----  ---------  ----
   Total                                 83,009   63.7     83,105   65.9

Gross Margin
 Environmental Products and Services     11,692   28.6     11,352   27.4
 Textile Chemical Specialties            35,610   39.8     31,609   37.4
                                       ---------  -----  ---------  ----
   Total                                 47,302   36.3     42,961   34.1

Operating Expense
 Environmental Products and Services      8,476   20.7      8,299   20.0
 Textile Chemical Specialties            25,261   28.2     23,504   27.8
                                       ---------  -----  ---------  ----
   Total                                 33,737   25.9     31,803   25.2

Operating Income
 Environmental Products and Services      3,216    7.9      3,053    7.4
 Textile Chemical Specialties            10,349   11.6      8,105    9.6
                                       ---------  -----  ---------  ----
   Total                                 13,565   10.4     11,158    8.9

Other Income (Expense), Net              (2,652)  (2.0)    (3,496)  (2.8)
                                       ---------  -----  ---------  -----

Income Before Income Taxes               10,913    8.4      7,662    6.1

Provision for Income Taxes                4,440    3.4      3,091    2.5
                                       ---------  -----  ---------  ----


Net Income                             $  6,473    5.0%  $  4,571    3.6%
                                       =========  =====  =========  =====

(1) Certain amounts have been reclassified for comparative purposes.



                                       Three Months Ended September 30,
                                             1996            1995 (1)

                                                 % of              % of
                                        Amount   Sales    Amount   Sales
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $ 13,546   32.2%  $ 13,406   34.3%
 Textile Chemical Specialties            28,490   67.8     25,721   65.7
                                       --------  ------  --------  -----
   Total                                 42,036  100.0     39,127  100.0

Cost of Sales
 Environmental Products and Services      9,704   71.6      9,829   73.3
 Textile Chemical Specialties            17,657   62.0     16,670   64.8
                                        --------  -----   --------  ----
   Total                                 27,361   65.1     26,499   67.7

Gross Margin
 Environmental Products and Services      3,842   28.4      3,577   26.7
 Textile Chemical Specialties            10,833   38.0      9,051   35.2
                                        --------  -----   --------  ----
   Total                                 14,675   34.9     12,628   32.3

Operating Expense
 Environmental Products and Services      2,976   22.0      2,761   20.6
 Textile Chemical Specialties             8,289   29.1      7,657   29.8
                                        --------  -----   --------  ----
   Total                                 11,265   26.8     10,418   26.7

Operating Income
 Environmental Products and Services        866    6.4        816    6.1
 Textile Chemical Specialties             2,544    8.9      1,394    5.4
                                        --------  -----   --------  ----
   Total                                  3,410    8.1      2,210    5.6

Other Income (Expense), Net                (962)  (2.3)    (1,139)  (2.9)
                                        --------  -----   --------  -----

Income Before Income Taxes                2,448    5.8      1,071    2.7

Provision for Income Taxes                  978    2.3        452    1.1
                                        --------  -----   -------- -----


Net Income                              $ 1,470    3.5%    $  619    1.6%
                                        =======   =====   ======== ======

(1) Certain amounts have been reclassified for comparative purposes.

Operations

     Sales for the nine months and quarter ending September 30, 1996 increased by 3.4% and 7.4%, respectively, compared with similar 1995 periods. Sales in the Textile Chemical Specialties segment improved 5.7% and 10.8%, respectively, compared with similar 1995 periods. In the Environmental Products and Services segment, sales were 1.5% below last year's nine month level although third quarter sales increased by 1.0% compared with the similar 1995 period.

     In the Textile Chemical Specialties segment, Europe division sales in U.S. dollars for the nine month period and third quarter improved 14.8% and 26.2%, respectively, as compared with the same periods in 1995, while physical volume improved by 11.4% and 23.4%. Both periods were favorably impacted by substantial sales growth in Western Europe as well as developing markets in Eastern Europe and the Middle East. In the America division, substantial volume gains in Mexico combined with new product sales in the U.S. contributed to an overall 1.0%
increase in third quarter sales versus 1995's similar period in spite of continued weakness in the North America textile market and the related organic chemicals business. For the nine month period, America division sales dropped by less than 1% although textile chemical sales grew substantially in Mexico and modestly in North America and Asia. These increases were offset by a decline in the related organic chemicals business due to the changing requirements of toll manufacturing customers.

     In the Environmental Product and Services segment, sales for the current nine month period declined by 1.5% versus the similar period in 1995 in spite of significant growth in biochemical product line sales for institutional, consumer, waste water and bioremediation applications. This decline principally resulted from a substantial reduction of export volume in the membrane product line due to competitive pricing combined with slight selling price decreases in the ion exchange product line. The overall 1.0% increase in third quarter sales was directly related to the continued improvement in biochemicals, which, for the quarter, more than offset lower sales in the membrane product line. Sales of specialty polymers, the remaining product line in this segment, had a modest positive impact for the quarter and the respective nine month period.

     The gross margin for the nine months and third quarter ending September 30, 1996 was 36.3% and 34.9%, an improvement over the 34.1% and 32.3% experienced during the comparable periods in 1995. The gross margin in the Textile Chemicals Specialties segment on a nine month basis was 39.8% while the quarter resulted in a 38.0% margin, both better than last year's comparable rates of 37.4% and 35.2%. The gross margins in Europe in both periods were substantially higher than the comparable periods in 1995 due to new products selling at higher margins and the continued favorable currency impact of a weaker guilder as compared with certain European currencies. The gross margin in America, on a nine month basis, equalled last year's rate. However, for the third quarter, the gross margin in America dropped to 26.5% versus 28.1% in 1995 as a result of unfavorable inventory adjustments and increased manufacturing related costs, only partially offset by lower freight expenses.

     The gross margin in the Environmental Products and Services segment was 28.6% for the nine month period and 28.4% for the third quarter, both of which were better than the respective prior year margins of 27.4% and 26.7%. This improvement was principally the result of a favorable product mix and lower raw material costs. Ion exchange product line margins on a nine month basis were under last year's comparable rates due to decreases in average selling prices, unfavorable labor and manufacturing variances and reduced inventory levels.
These variances were somewhat offset by lower costs for several major raw materials including styrene. However, for the quarter, margins improved as average selling prices essentially equalled last year's similar period while raw material prices were substantially lower. Membrane product line gross margins declined in both periods due to overall average selling price decreases which were partially offset by improved production efficiencies, lower raw material costs and continued cost controls. Margins increased in the specialty polymer product line which resulted from higher overall average selling prices and reduced raw materials costs, principally styrene.

     Operating expenses as a percent of sales for the nine month period increased to 25.9% as compared to last year's 25.2%. For the quarter, expenses were 26.8% of sales versus 26.7% for the similar 1995 period. In the Textile Chemical Specialties segment, expenses as a percentage of sales increased in the nine month period due to additions to the R&D and marketing staffs in North America and increased environmental, legal and compensation costs. However, for the quarter, this segment's expenses as a percentage of sales improved over the similar quarter in 1995 due to the significant increase in sales volume between the two periods. The Environmental Products and Services segment expenses increased as a percent of sales in both periods primarily due to the lower overall sales, increased legal and compensation costs and staff additions in the marketing area.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 40.7% for the nine months increased slightly over last year's applicable rate of 40.3%. This increase was the result of the Company earning more of its income in higher tax rate jurisdictions.

     Other income (expense) was ($2.7) million for the first nine months of 1996 versus ($3.5) million in last year's comparable period. The decrease was primarily due to lower interest expense related to a reduction in the amount of outstanding debt, lower amortization expense and the absence of a large non-recurring 1995 translation loss on Europe intercompany accounts.

Liquidity and Capital Resources

     Cash and cash equivalents increased to $13.0 million as of September 30, 1996 compared to $11.3 million at December 31, 1995. This increase principally resulted from a substantial increase in net cash provided from operations due to higher net income and improvements in working capital.

     Net cash flow generated by operating activities totalled $11.9 million on a nine month basis versus $7.2 million for the same period in 1995. This increase principally was due to higher accounts payable and accrued expenses, lower inventory levels and improved net income, only partially offset by increased accounts receivables.

     Net cash used by investing activities totalled $5.4 million for the first nine months of 1996 as compared with $12.3 million for the same period in 1995. The decrease was principally due to the purchase of the Auralux Corporation in January 1995. Capital expenditures were essentially equal for both periods.

     Net cash used by financing activities for the nine month period of 1996 was $3.8 million. This use of capital was due to a principal repayment of $2.4 million on the Company's outstanding debt. During 1995, borrowings increased to fund the purchase of the Auralux Corporation.

     The Company has a $25 million multi-currency unsecured revolving line of credit with Bank of Boston which expires in July, 1998. The amount owed under this credit facility was approximately $7.5 million as of September 30, 1996.

     The Company had entered into a series of interest rate swap agreements which effectively converted a significant portion of its long term debt from a fixed rate of 8.17% to a variable rate based upon the 90 day Libor rate. The last swap agreement expired in February 1996. The Company's effective interest rate on all 1996 borrowings was 7.79%.

     During 1996, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to be somewhat in excess of 1995 levels due to the relocation of its manufacturing facility in Mexico. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short term and long term financial obligations in the foreseeable future.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries which are principally in Europe.
Intercompany balances arise between the Dutch operation and various subsidiaries. The Company recognized an exchange gain of $33,000 in the Europe division in the first nine months of 1996 as compared with an exchange loss of $356,000 during the similar 1995 period.

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


                                      SYBRON CHEMICALS INC.



                                      /s/ Lawrence R. Hoffman
                                      Lawrence R. Hoffman
                                      Acting Principal Financial
Date:  November 12, 1996              and Accounting Officer