Form 10-K
period 1996-12-31
SYBRON CHEMICALS INC
filed 1997-03-27
CIK 832815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

(MARK ONE)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the fiscal year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from _______ to _______
                           Commission File No. 0-19983

                              SYBRON CHEMICALS INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                             51-0301280
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)            Identification Number)

    Birmingham Rd., P.O. Box 66, Birmingham, NJ              08011
     (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (609) 893-1100
                         -------------------------------

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

                                                Yes   X        No
                                                    -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 14, 1997 as reported on the American Stock Exchange, was approximately $27,861,958. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 14, 1997, there were 5,665,746 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 1997 are incorporated by reference into Part III of this Annual Report.

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

                                TABLE OF CONTENTS
                                -----------------
          Item                                               Page
          ----                                               ----
PART I
           1  Business........................................  1
           2  Properties...................................... 14
           3  Legal Proceedings............................... 15
           4  Submission of Matters to a Vote of Security
               Holders........................................ 16
PART II
           5  Market for the Registrant's Common Stock and
               Related Stockholder Matters.................... 16
           6  Selected Financial Data......................... 17
           7  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.. 19
           8  Financial Statements and Supplementary Data..... 26
           9  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure......... 27
PART III
           10 Directors and Executive Officers of the
               Registrant..................................... 27
           11 Executive Compensation.......................... 29
           12 Security Ownership of Certain Beneficial
               Owners and Management.......................... 29
           13 Certain Relationships and Related
               Transactions................................... 29
PART IV
           14 Exhibits, Financial Statement Schedules
               and Reports on Form 8-K........................ 29
              Signatures...................................... 31

                                       (i)

                                     PART 1
ITEM 1.  BUSINESS

General

     Sybron Chemicals Inc. (the "Company") is an international specialty chemical company that develops, produces and markets products and related services for two main markets: environmental (primarily related to water and waste treatment) and textile dyeing and finishing. The Company's two operating segments, Environmental Products and Services and Textile Chemical Specialties, accounted for 31.0% and 69.0%, respectively, of total sales for 1996. The Company's Environmental Products and Services segment includes water treatment products such as ion exchange resins for use in home water softening/conditioning and industrial water treatment; high quality reverse osmosis membrane elements used primarily in point-of-use drinking water purification systems; biochemicals for treating industrial and sanitary waste, contaminated soil and groundwater; and specialty polymers. The Company's Textile Chemical Specialties segment includes various products used in wet processing of natural and synthetic fibers to enhance the aesthetic and physical characteristics of textile fabrics, as well as related organic chemicals.

     The Company offers over 1,500 products which are sold to over 5,800 active customers worldwide. Many of the Company's products are custom designed to meet the particular needs of its customers. The top 10 customers accounted for approximately 13.3%, 14.7% and 15.3% of sales in 1996, 1995 and 1994, respectively. The largest customer in each year accounted for less than 5% of consolidated sales.

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

     The following table sets forth the Company's sales, operating income and operating income as a percentage of sales by segment for the periods indicated:

                                        Year ended December 31,
                                        1996     1995     1994
                                  (in thousands, except percentages)
Sales
  Environmental Products and Services $ 54,045 $ 54,969 $ 50,898
  Textile Chemical Specialties         120,301  112,838   94,828
                                       -------  -------   ------
     Total                            $174,346 $167,807 $145,726
                                      ======== ======== ========

Operating Income
  Environmental Products and Services $  4,142 $  4,030 $  4,701
  Textile Chemical Specialties          13,480   10,947 $ 11,055
                                        ------   ------ --------
     Total                            $ 17,622 $ 14,977 $ 15,756
                                      ======== ======== ========

Operating Income as a Percentage of Sales
  Environmental Products and Services     7.7%     7.3%     9.2%
  Textile Chemical Specialties           11.2%     9.7%    11.6%
  Total                                  10.1%     8.9%    10.8%

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

                                  Year ended December 31,
                                  -----------------------
Product Line                   1996        1995        1994
------- ----                  ------      ------      -----
                                      (in thousands)
Water Treatment (1)           $32,572     $34,750     $32,273
Biochemicals                   14,915      14,119      13,588
Specialty Polymers              6,558       6,100       5,037
                              -------     -------     -------
                              $54,045     $54,969     $50,898
                              =======     =======     =======

(1) Includes the Ion Exchange and Membranes business units.

  Ion Exchange Resins

     The Company's ion exchange resins, which are used to improve water quality, serve two distinct markets, industrial and household. Ion exchange resins are solid chemical compounds (polymers), generally in bead form, which are used primarily for the softening and demineralization of water and the removal of contaminants from other fluids. The softening and demineraliza- tion processes involve the exchange of acceptable ions which are originally chemically bound to the resins for undesirable ions present in water. The process is reversible in that the resins can be regenerated to their original ionic forms permitting continuous reuse. Depending upon the type of resin and application, resins will typically last for between three to ten years before replacement is necessary. Ion exchange resins are either anion exchange resins, which remove negatively charged ions, or cation exchange resins, which remove positively charged ions. Both cation and anion exchange resins are used in equipment for industrial applications, while only cation resins are used in home water softening equipment. The Company's ion exchange products are sold under the IONAC(R) tradename.

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

     During 1996, the Company continued to control and reduce its fixed costs supporting the ion exchange business in response to weakened market conditions and reduced profitability.

     A three-tiered channel of distribution exists in the U.S. industrial water treatment market. Resins for water treatment are sold directly to endusers by the resin manufacturer and are sold to original equipment manufacturers ("OEM") for use in new equipment and to both OEM's and distributors for resale to replace resins in existing equipment. The number of major OEM's continued to decline during 1996 due to the acquisition of certain OEM's by companies such as U.S. Filter. The Company has developed close working relationships with the remaining major OEM's and selected distributors based on strong technical support and customer service. The ion exchange sales force, comprised of chemists and engineers, also maintains an active enduser contact program through which members of the sales force act as advisors on matters related to the various needs for quality water. This key customer service aspect of the Company's marketing strategy has enabled the Company to have its resins specified by numerous endusers. International business, representing approximately 30% of the Company's industrial ion exchange business, is conducted primarily through agents supported by the Company's in-house personnel. This area of the business grew substantially in 1996. The Company's industrial ion exchange resins are sold to approximately 150 customers.

     Other industrial ion exchange products manufactured and sold by the Company include electrodialysis membranes impregnated with ion exchange resins used primarily in the cleanup of automotive paint baths, and desalting kits used for low volume desaliniza- tion of water, which are primarily sold to governments and the air and marine transportation industries for emergency use, and selective ion exchange resins which are higher value added products which selectively remove contaminants from water and wastewater.

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

     Based on industry publications, the Company estimates the total U.S. market for ion exchange resins in 1996 to be approximately $175 million. The Dow Chemical Co., Purolite Corporation and Rohm and Haas Co. are the major competitors in this segment. The ion exchange business requires significant investment in production facilities as well as specialized know-how in product synthesis, applications and customer support. As a result, it is difficult for companies not presently manufacturing ion exchange resins to enter this market.

   Membranes

     Purification Products Company ("PPC"), a wholly-owned subsidiary of the Company headquartered in San Marcos,

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

     In addition to home water treating membranes, PPC is producing larger RO elements for the commercial and industrial markets and is developing membrane products for waste treatment applications. Larger companies such as Dow Chemical Co. and Osmonics, Inc. are major competitors of PPC as well as some smaller companies who focus primarily on producing membrane elements.

  Biochemicals

     The biochemicals business supplies selectively adapted bacterial strains under the BI-CHEM(R) trademark and appropriate application technology under the trade name Biosystems Engineering. The Company has established a leadership position in the waste degradation field through its development of highly active bacterial strains, as well as through its understanding of the optimal conditions for application of those strains to solve field problems. In the biodegradation process, bacterial strains which are developed under laboratory conditions through a process of natural selection and adaptation, reduce or eliminate specific contaminants by breaking them down into harmless components such as carbon dioxide and water. The Company's biochemical products are used in the treatment of industrial and municipal wastewater; the elimination of hazardous contaminants in soil and ground water caused by spills and leaking underground storage tanks; the operation of household and commercial septic systems; and the reduction of fat and grease in places such as household drains, retention ponds and restaurant grease traps. The Company expects these markets to experience high growth due to the increasing emphasis on treating waste problems utilizing environmentally safe methods and minimizing the quantity of waste for disposal.

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

     In January 1995, the Company began supplying a new biologically active formulation designed to enhance septic tank performance. This product is being marketed by the same company who markets the drain maintenance product with the Company's formulation. The Company believes that its septic tank product is superior to other similar products currently sold in the market place and that the growth potential for the septic treatment product is significant. Studies indicate that only 10% of households with a septic waste treatment system utilize septic treatment products.

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

  Specialty Polymers

     The specialty polymers business supplies polymer beads for use as binders in dry toners for office copy machines and laser printers and other polymeric materials for use in adhesives and coatings and plastic (PVC) compounds. The Company's products in this segment represent a small portion of the total specialty polymers market. The Company's customers include major laser printer equipment manufacturers, independent toner manufacturers and major adhesive and tape suppliers. During 1996, the Company substantially increased its sales in the rapidly growing toners market through the acquisition of the Chemical Images Company ("CIC"), for whom the Company toll manufactured product in prior years, and through introduction of a variety of new products to the marketplace. The CIC transaction, which was accounted for as a purchase, did not have a material effect on the Company's 1996 operating results.

Textile Chemical Specialties Segment

     The Company's textile chemical specialty products business consists of textile chemicals and related organic products. The following table sets forth net sales by product line for the years indicated:

                                Years ended December 31,
                                ------------------------
Product Line                  1996        1995        1994
------- ----                 ------      ------      -----
                                     (in thousands)
Textile Chemicals
 - America & Asia(1)         $ 59,438    $ 57,924    $45,995
 - Europe(2)                   55,503      48,859     43,071
Organics                        5,360       6,055      5,762
                             --------    --------    -------

                             $120,301    $112,838    $94,828
                             ========    ========    =======


(1) Includes the Company's America and Asia business units as well as sales to Canada, Mexico, Latin America and the Far East.
(2) Includes the Company's European business units as well as sales to the Middle East and Africa.

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

     The Company also services the Canadian and Mexican markets through its own local organizations in these countries, and uses various agents and licensees to access other Latin American markets. In November 1996, the Company opened a new manufacturing facility in Ocoyoacac, Mexico which was built on Company owned land. The Ocoyoacac facility replaces a leased facility the Company occupied in Mexico City. This facility enhances the Company's ability to supply the fast-growing Mexican and Latin American textile industry.

     The Company serves the growing Asia textile chemical market from its Taiwanese manufacturing facility. During the latter part of 1995, the Company set up a subsidiary in Seoul, Korea in order to service the Korean textile market. The results of the Korean subsidiary during 1996 far exceeded the Company's first year expectations. Improved performance in areas such as the Philippines and Thailand set the stage for growth in 1997 and beyond. The Company accesses the Asia market through a number of agents and distributors in the region.

     The U.S. fabric finishing market segment is dominated by a few large suppliers of commodity products such as glyoxal resins, acrylic polymers and melamine resins. The Company has chosen to participate in this segment as a supplier to selected specialty niches. The Company's product line includes specialty permanent press resins, hand modifiers (for products such as acetate linings, nylon jacket fabric and lace), fabric softeners for industrial use and flame retardants (used on industrial fabrics, drapes, wall coverings and curtains). Recognizing the inherent growth limitations in the North America textile industry, the Company focused its efforts in 1996 on increasing market share and improving profitability. In an effort to increase market share, the company expanded its sales coverage in areas such as Southern Georgia, Alabama, Tennessee, the garment processing industry along the Texas/Mexico border as well as Western Canada. These marketing efforts enabled the Company to generate new business at improved margins. The Company also streamlined its product line and production to reduce costs and better serve its customers.

     The Company has an important position in the high-quality and technically oriented wet-end processing segment of the European textile industry. The textile manufacturing industry in Europe tends to be characterized by producers that are smaller and more oriented to fashion and quality than the producers in the United States. European customers rely to a large extent on the expertise and product development capabilities of their suppliers of dyehouse products. The Company believes that its technological capabilities and customer support services have enabled it to grow and gain a significant share of the dyehouse products market in Europe. The introduction of several new products played a very important role in the Company's growth, especially for several European countries with a flat textile market. The increasing usage of the Company's Tanaprint(R) systems in the new application of carpet printing by high speed Chromojet machinery continued with a substantial growth over 1995. The Tannex(R) RENA system was successfully introduced at several high volume customers for the continuous preparation/bleaching of cotton and cotton blends. Sales of environmentally friendly products meeting the severe European ecological requirements also grew substantially. These new product developments should continue as in the past as they provide the cornerstone for the Company's ongoing growth.

     Some of the major chemical and dye manufacturing companies in Europe, such as BASF, Bayer A.G., Ciba Specialty Chemicals, Hoechst A.G. and Clariant Ltd., are major competitors of the Company, as are some larger local specialty chemical manufacturers such as Allied Colloids Ltd. and C.H. Tubingen.

     The Company serves approximately 2,000 customers in the major textile centers in Europe through its direct sales forces in Austria, France, Holland, Italy, Germany, Portugal, Spain and the United Kingdom; and through exclusive agency and distributor agreements in places such as the Baltic States, Belgium, Bulgaria, Greece, Hungary, the Middle East, Morocco, Poland, Russia, Scandinavia, Slovakia, Slovenia and Turkey.

     The Company also services the South African textile market through its own local sales organization and manufacturing facility in Durban.

  Organics

     The Company markets its production capabilities and process expertise to major chemical companies that require custom synthesis and fine chemicals. The demand for the Company's technology in these areas has allowed its Wellford, South Carolina plant to utilize excess capacity and has enabled the Company to expand its capabilities and increase its overall margins. Clients for these services include some of the largest chemical companies in the United States. The Company plans to continue the marketing and development of its proprietary product line and utilizing excess capacity for custom manufacturing.

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

Employees and Labor Relations

     At December 31, 1996, the Company had 722 employees world-wide, of whom 66% were salaried employees and 34% were hourly employees, with 85 employees in management and administration, 203 in sales and marketing, 70 in engineering and research, and 364 in production. The hourly employees at the Company's Birmingham, New Jersey facility are covered by collective bargaining agreements with two unions. These labor agreements will expire on April 11, 1999. Employees at the Ede, Holland facility are all members of national unions, which is customary in Holland. The Company considers its relations with its union and non-union employees to be satisfactory.

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

     For the fiscal years 1996, 1995, and 1994, approximately 45.4%, 41.9% and 41.8% of the Company's net sales were to customers outside the United States, predominantly in Western Europe, with most of the balance in Canada, Mexico and the Far East.

     For the fiscal years 1996, 1995 and 1994, approximately 60%, 62% and 64% of the Company's identifiable assets were in North

America. The remainder of the Company's identifiable assets were predominantly in Western Europe although the Company does lease small production facilities in Taiwan and South Africa.

     For the fiscal years 1996, 1995 and 1994, the Company derived 44%, 56% and 56%, of its operating income from the America Division. The America Division consists of the Company's subsidiaries in the United States, Canada, Mexico and the Far East. The balance of the Company's operating income was principally derived from the Company's European subsidiaries.

Raw Materials

     The Company purchases various raw materials including caustic soda, sulfuric acid and surface active agents from a number of suppliers and does not rely on a sole source to any material extent. The Company does not foresee any significant difficulty in obtaining necessary raw materials or supplies.

Research and Development

     Each of the Company's individual business groups has its own dedicated research and development activities. The research effort in ion exchange products is dedicated toward improving existing products and processes as well as new product development. During 1996, several new products used to make toners for desk-top laser printers were developed and introduced into the toner/ polymer product line. In addition, substantial process improvements were accomplished on major products, including anion resins, relative to costs and pollution reduction.

     The Company's research and development in textile chemicals has created several new products and new uses for products in the past year. Products developed in this period include the environmentally friendly Alkaflo(R) Excel, a non-phosphated liquid alkali for all reactive dyes, and Spanscour LFtm, used to protect Spandex and Nylon from yellowing during heat treatment, as well as Tanapel 54tm for water-proofing and preventing yellowing in carpet backings.

     Research efforts in the biochemical business focus on new products and applications in the bioremediation, consumer, institutional, industrial wastewater and agricultural markets. In the institutional and consumer area, the Company has successfully developed new products that significantly reduce solids and organic build-up in septic systems thereby extending the life of the system. In the area of wastewater treatment, new products were developed for the degradation of fats, oils and certain industrial compounds. A new product capable of degrading petroleum hydrocarbons and their components in a saltwater environment was also developed for use in spill control applications.

     Research and development expenditures for 1996, 1995 and 1994 were $4.2 million, $3.9 million and $3.2 million, respectively. The sharp increase in R&D spending from 1994 to 1995 is primarily due to the addition of research personnel associated with the acquisition of the Auralux Corporation, as well as increased spending in biochemicals and Europe textiles. The increase in R&D spending from 1995 to 1996 is primarily due to headcount additions in North America textile chemical R&D.

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

     Periodically, the Company is advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding the cleanup of hazardous waste or chemicals at a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on seven other hazardous waste sites where it could be named as a potentially responsible party. All of these claims relate to disposition of waste occurring prior to the Company's acquisition of the Sybron Chemical Group.

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

     The Company has identified certain soil and groundwater contamination at its Birmingham, New Jersey facility. The Company has conducted an extensive sampling plan for both soil and groundwater and has proposed a remedial action work plan (the "Work Plan") to the New Jersey Department of Environmental Protection (DEP) related to the cleanup of the Birmingham facility. DEP has conditionally approved the Work Plan and the Company has completed some of the cleanup and has performed some additional sampling based on DEP's conditional approval. The remedial activities pursuant to the Work Plan are continuing and are expected to be completed by the end of 1997.

     The Company has identified certain soil and groundwater contamination at its facility in Wellford, South Carolina. The Company submitted a proposed sampling and testing program to the South Carolina Department of Health and Environmental Control (DHEC) for its review. DHEC has approved the Company's proposed action for the next phase of the investigation and remediation of potential groundwater contamination. The remedial activities related to this program are in progress at this time.

     The Company has completed a number of studies to identify the extent of certain soil and groundwater contamination at its manufacturing facility in Ede, Holland and other facilities adjacent thereto (collectively, the "Dutch Facilities"). As a result of these studies, the Company is presently remediating certain contamination at its Ede facility. An environmental consulting firm is performing additional studies and developing a plan of remediation for the Dutch Facilities. The Company anticipates that the remediation plan will be presented to local government officials for their approval by the end of 1997.

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

Patents and Trademarks

     The Company's products are sold under a variety of trademarks and trade names. The Company owns all of the trademarks and trade names that the Company believes to be material to the operation of its business, including the BICHEM(R), IONAC(R), AURALUXtm, TANATEX(R), and JERSEY STATEtm trademarks. The Company believes such trademarks have widespread commercial recognition in their respective fields. The Company also owns various patents and considers selected patents related to its textile chemicals and biochemicals to be of commercial significance. The Company does not believe any single patent is material to the operations of its business as a whole.


ITEM 2.  Properties

Facilities

     The Company's largest production facility in Birmingham, New Jersey, is located on 75 acres of a 500 acre site owned by the Company. This facility is located in a rural area approximately 23 miles from Philadelphia, Pennsylvania where it produces three major product lines: ion exchange resins, textile finishing chemicals and specialty polymers. This plant accounted for approximately 24%, 25% and 26% of 1996, 1995 and 1994 total sales, respectively. The Company presently has no plans to sell or to develop its undeveloped real estate in New Jersey.

     At December 31, 1996, the Company occupied six other U.S. facilities: (i) a 22 acre site owned in Wellford, South Carolina producing textile chemicals and organics, (ii) a 2 acre owned facility in Salem, Virginia producing biochemicals, (iii) a 5 acre owned facility in Salem, Virginia used for packaging and warehousing biochemicals, (iv) a one acre leased site in San Marcos, California producing reverse osmosis membranes, (v) a 2 acre leased facility in Dalton, Georgia used for warehousing textile chemicals, and (vi) a 9 acre site owned in Yantic, Connecticut producing textile chemicals.

     The Company owns a production center consisting of a 5 acre facility in Ede, Holland producing textile chemicals. This plant accounted for approximately 32%, 29 and 30% of 1996, 1995 and

1994 total sales, respectively. The Company also leases small production facilities in South Africa and Taiwan. The Company recently completed a new production facility in Ocoyoacac, Mexico on land owned by the Company. This facility replaces a production facility in Mexico City that was previously leased.

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

     In addition to offices maintained at its production facilities, the Company leases sales office space in (i) Vienna, Austria, (ii) Toronto, Canada, (iii) Oldham, England, (iv) Lyon, France, (v) Krefeld, Germany, (vi) Milan, Italy,
(vii) Yokohama, Japan, (viii) Seoul, Korea, (ix) Guimaraes, Portugal, (x) Moscow, Russia, (xi) Barcelona, Spain, (xii) Elmwood Park, New Jersey and (xiii) Stafford, Texas. The Company's office and warehouse space is currently adequate for its needs. The leases are for total periods of one to five years at commercial rates. Management believes that suitable equivalent facilities could be obtained in each of the cities in which the Company maintains offices.


ITEM 3.  Legal Proceedings

     Periodically, the Company is advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding the cleanup of hazardous waste or chemicals at a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on seven other hazardous waste sites where it could be named as a potentially responsible party. All of these claims relate to disposition of waste occurring prior to the Company's acquisition of the Sybron Chemical Group. In connection with that acquisition, the Company agreed to assume all liabilities relating to environmental matters arising as a result of the prior conduct of the business of the Sybron Chemical Group. The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for noncompliance with environmental rules and regulations.

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


                                     PART II


ITEM 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.

     Since its inception the Company has not paid any dividends on its Common Stock (the "Common Stock"). Under the terms of its existing bank debt agreement, the Company is required to comply with certain debt covenants which require certain levels of cash flow and equity to be maintained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Annual Report and Note 6 to the Consolidated Financial Statements also contained herein. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, cash flow and the covenants contained in the bank agreement. The Company has no present intention to pay cash dividends on its Common Stock.

     Based upon record ownership as of February 28, 1997, the approximate number of record holders of the Common Stock is 800. A significant number of shares of the Common Stock is held in street name by various institutions for the benefit of their clients.

     The Common Stock began trading on The American Stock Exchange ("AMEX") under the symbol "SYC" on October 10, 1996. Prior to October 10, 1996, the Common Stock traded on The Nasdaq National Market under the symbol "SYCM". The following table sets forth the high and low sale prices of the Common Stock as reported by the Nasdaq National Market and the AMEX for each of the quarters indicated.

                  1995                       High        Low
                  ----                       ----        ---

          First Quarter...................  $15 1/2     $11
          Second Quarter..................   15 1/4      11 1/2
          Third Quarter...................   16 1/2      13 1/8
          Fourth Quarter..................   15 7/8      10

                  1996                       High        Low
                  ----                       ----        ---

          First Quarter...................  $13 1/2     $10 1/4
          Second Quarter..................   14 1/2      12 1/2
          Third Quarter...................   15 3/4      13 1/2
          Fourth Quarter..................   16 5/8      14 3/4


ITEM 6.  Selected Financial Data

     The following selected financial data has been derived from the Company's annual financial statements and should be read in conjunction with the consolidated balance sheet at December 31, 1996 and 1995 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1996 and notes thereto. See Item 8, Financial Statements and Supplementary Data, contained in this Annual Report.


                                                                      Year Ended December 31,
                                                                      -----------------------
                                                         1996         1995         1994        1993          1992
                                                         ----         ----         ----        ----          ----

               (In thousands, except share and per share amounts)

Statement of Operations:
  Net sales                                            $174,346     $167,807     $145,726     $135,972      $141,593

  Operating income                                       17,622       14,977       15,756       15,281        17,694

 Income before extraordinary items and cumulative
   effect of accounting changes                           8,514        6,329        7,638        7,453         7,664

  Extraordinary items (1)                                    --           --           --       (2,197)       (1,099)

  Cumulative effect of accounting changes (2)                --           --           --       (9,316)           --

  Net income (loss)                                       8,514        6,329        7,638       (4,060)        6,565

  Income per share before extraordinary items and
    cumulative effect of accounting changes                1.51         1.12         1.35         1.32          1.41

  Extraordinary items (1)                                    --           --           --         (.39)         (.20)

  Cumulative effect of accounting changes (2)                --           --           --        (1.65)           --

  Net income (loss) per common share                       1.51         1.12         1.35         (.72)         1.21

  Weighted average common shares outstanding          5,650,560    5,650,560    5,653,035    5,650,560     5,440,219




                                                           Year Ended December 31,
                                                           -----------------------
                                             1996         1995       1994       1993        1992
                                             ----         ----       ----       ----        ----
                                                                (In thousands)

Balance Sheet Data:

  Cash and cash equivalents                $ 14,909    $ 11,284    $ 6,975     $ 9,719    $ 7,300

  Working capital                            38,667      38,495     35,507      29,535     32,290

  Total assets                              117,064     111,329     93,934      91,805     85,049

  Long-term debt                             17,787     22,532      20,366      20,777     21,075



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


                                                            Year Ended December 31,
                                                            -----------------------
                                               1996                   1995*                1994*
                                         ----------------       ----------------     ----------------
                                                    % of                   % of                  % of
                                         Amount     Sales       Amount     Sales     Amount      Sales

                          (dollar amounts in thousands)

Sales:
 Environmental Products and Services   $ 54,045     31.0%      $54,969     32.8%     $50,898     34.9%

 Textile Chemical Specialties           120,301     69.0       112,838     67.2       94,828     65.1
                                        -------     ----        ------     ----
   Total                               $174,346    100.0%     $167,807    100.0%    $145,726    100.0%
                                       ========    ======     ========    ======    ========    ======

Cost of Sales:
 Environmental Products and Services    $38,405     71.1%      $40,152     73.0%     $35,858     70.5%

 Textile Chemical Specialties            71,785     59.7        70,393     62.4       56,733     59.8
                                         ------     ----        ------     ----       ------     ----
   Total                               $110,190     63.2%     $110,545     65.9%     $92,591     63.5%
                                       ========     =====     ========     =====     =======     =====
Gross Margin:
 Environmental Products and Services    $15,640     28.9%      $14,817     27.0%     $15,040     29.5%

 Textile Chemical Specialties            48,516     40.3        42,445     37.6       38,095     40.2
                                         ------     ----        ------     ----       ------     ----
   Total                                $64,156     36.8%      $57,262     34.1%     $53,135     36.5%
                                        =======     =====      =======     =====     =======     =====

Operating Expense:
 Environmental Products and Services    $11,498     21.3%      $10,787     19.6%     $10,339     20.3%

 Textile Chemical Specialties            35,036     29.1        31,498     27.9       27,040     28.5
                                         ------     ----        ------     ----       ------     ----
   Total                                $46,534     26.7%      $42,285     25.2%     $37,379     25.6%
                                        =======     =====      =======     =====     =======     =====

Operating Income:
 Environmental Products and Services     $4,142      7.7%       $4,030      7.3%      $4,701      9.2%

 Textile Chemical Specialties            13,480     11.2        10,947      9.7       11,055     11.7
                                         ------     ----        ------      ----     -------     ----
   Total                                $17,622     10.1%      $14,977      8.9%     $15,756     10.8%
                                        =======     =====      =======     =====     =======     =====

*Restated to conform to 1996 presentation

1996 Compared to 1995

Operations

     Total sales increased 3.9% in 1996 as compared to the prior year on the strength of a 6.6% improvement in the Textile Chemical Specialties segment. Sales in the Environmental Products and Services segment declined by 1.7% compared to last year.

     In the Textile Chemical Specialties segment, sales in the North America, Asia and Europe divisions improved over the prior year. North America and Asia division sales improved by 2.6% over 1995. A substantial increase in textile chemical volume in Mexico, smaller increases in Canada and Taiwan, new product sales in the U.S., and the impact of the first full year of sales in Korea, more than offset the continued general weakness in the U.S. textile market, the decline in the related organic chemicals business due to reduced customer toll manufacturing requirements, and a slight drop in average U.S. selling prices. Europe division sales improved 13.6% in terms of U.S. dollars and 16.5% in terms of local currencies. Physical volume increased 11.5% primarily due to the Company's continued success in penetrating newer geographical markets as well as new product introductions. Overall selling prices in terms of Dutch guilders improved versus the prior year.

     Sales in the Environmental Product and Services segment were favorably impacted by improvement in two product lines. Biochemical sales improved due to increased volume in products for the institutional, consumer and bioremediation markets, combined with a slight selling price increase. Specialty polymers sales improved due to an 8.1% increase in average selling prices and the impact of the mid-year purchase of the specialty polymers business of the Chemical Images Co. More than offsetting these improvements was a substantial decline in membrane sales which resulted from significantly lower export volume and an 8.5% average selling price decrease. Continued weak market conditions in the U.S. and a 2.6% drop in average selling prices resulted in lower sales volume in the ion exchange product line.

     The overall gross margin for 1996 increased to 36.8% from last year's 34.1% as both of the Company's segments showed year-to-year improvements. In the Textile Chemicals Specialties segment, the gross margin increased to 40.3% from the prior year's 37.6%. The gross margin in North America and Asia increased almost 1 percent to 29.4% due to reduced freight expenses, production improvements and lower raw material costs. These were partially offset by a slight reduction in selling prices and higher manufacturing expenses. Selling price increases, new products selling at higher margins, lower raw material costs and the continued favorable currency impact of a weaker guilder as compared with the other European currencies, all combined to increase the gross margin in Europe to 53.1% from last year's 49.6%.

     The gross margin in the Environmental Products and Services segment was 28.9% for the year, an improvement of almost two percent compared to the prior year. Gross margin in the ion exchange product line improved as a result of lower raw material costs, primarily styrene, and production cost controls, partially offset by lower selling prices, increased freight costs, unfavorable manufacturing variances and reduced inventory levels. Gross margin also increased significantly in the specialty polymer product line due to higher overall average selling prices, reduced raw material costs, principally styrene, and the favorable impact of higher margins gained from the June 1996 purchase of the Chemical Images specialty polymer business. Biochemical product line margins showed a small increase due to a slight decrease in raw material costs combined with a slight increase in selling prices. The membrane product line gross margin declined in 1996 as compared with 1995 due to overall average selling price decreases and unfavorable manufacturing inventory variances which were partially offset by lower raw material costs and continued cost controls.

     Operating expenses as a percent of sales for the year increased to 26.7% as compared to last year's 25.2%. In the Textile Chemical Specialties segment, expenses as a percentage of sales increased as a result of headcount additions in R&D and marketing in North America and increased environmental, compensation and legal costs. Similarly, marketing staff additions, higher legal and compensation costs and the slightly lower overall sales also resulted in an increase in the Environmental Products and Services segment expenses as a percent of sales.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 40.9% for the year was essentially equal to last year's applicable rate.

     Other income (expense) was ($3.2) million for 1996 versus ($4.3) million in last year's comparable period. Lower interest expense related to a reduction in the amount of outstanding debt, lower amortization expense and the absence of a large non-recurring 1995 translation loss on Europe intercompany accounts resulted in over a $1 million favorable year-to-year comparison.

1995 Compared to 1994

Operations

     Sales for 1995 improved by 15.2% compared to 1994, the result of increases in the Environmental Products and Services segment and the Textile Chemical Specialties segment of 8.0% and 19.0%, respectively.

     The Environmental Products and Services segment experienced sales growth in the ion exchange, specialty polymer and biochemicals product lines. Ion exchange resins sales increased 9.3% due to improved business activity in the industrial resin product line. However, as in 1994, average selling prices declined by 3.4% because of continued market competition and resin overcapacity. Market share remained flat. Sales of specialty polymers jumped 21.1% due to higher selling prices and a substantial increase in business in the toners product line. Biochemical product line sales increased 3.9% due to increases in the average selling price, initial revenues gained from a land- farming bioremediation project for a major U.S. oil company, and improved industrial, municipal and foreign sales volumes. Reverse osmosis membrane product line sales remained relatively flat year-to-year.

     Sales in the Textile Chemical Specialties segment increased substantially in both the America and Europe divisions. The America textile chemical business increased 25.9% due to the acquisition of the Auralux Corporation in January 1995, the full year effect of the July 1994 acquisition of the CNC International textile chemical business, and improved sales of liquid-for- solid, preparation, garment finishing and carpet products. Overall quantities sold increased 26.7%. However, average selling prices declined by 2.9% due to product mix and competitive pricing to maintain existing business. The Europe division's textile chemical sales increased 13.4% in U.S. dollars and 6.4% in terms of local currencies. Physical volume increased 5.9% due to greater market penetration, primarily in Belgium, France, Germany and Turkey. Average selling prices in terms of Dutch guilders and excluding year-to-year currency fluctuations increased slightly. U.S. organic chemical product line sales improved 5.1% due to increased average selling prices combined with additional custom distillation and flaking business.

     Gross margin for 1995 equaled 34.1% versus 36.5% in 1994 as both segments showed year-to-year declines. The Environmental Products and Services segment gross margin was 28.2% as compared with 29.5% in 1994. Margins in the ion exchange and specialty polymers product lines dropped due to substantial increases in the cost of several major raw materials, particularly styrene, and overall selling price decreases, partially offset by favorable manufacturing variances and cost control measures. An unfavorable product mix resulted in a drop in the Biochemical product line gross margin. Production yield improvements and lower costs for a major raw material combined to improve the reverse osmosis membrane product line margins which more than offset an average selling price decrease. The Textile Chemical Specialties segment gross margin dropped to 37.0% from 1994's level of 40.2%.
The America textile chemical division gross margin fell due to an unfavorable product mix, particularly in the finishing product line, increased raw material costs and lower average selling prices. These negatives were somewhat offset by lower freight costs, better manpower utilization and productivity improvements. The Europe textile chemical division margins declined due to the weakness of the lire in Italy, the Company's largest market in Europe, and increased U.S. dollar translated costs relating to the strong guilder in the Netherlands, where manufacturing costs are incurred. Also impacting the European margin were higher raw material costs which were only partially offset by slight increases in average selling prices. The organics product line margin improved in 1995 over 1994 due to product mix and increased average selling prices which more than offset higher raw material and manufacturing costs.

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

     During 1996, 1995 and 1994 the Company incurred approximately $172,000, $389,000 and $295,000 of costs in connection with the ongoing review of possible soil and groundwater contamination at its Birmingham, New Jersey facility. Since July 1987, the Company has incurred approximately $4.6 million in costs in order to identify and remediate certain soil and groundwater contamination at various facilities which it currently or formerly occupied in the State of New Jersey. Approximately $4.2 million of these expenditures were charged against the liability established at the time the Company acquired the Sybron Chemical Group from Sybron Corporation. The remaining expenditures have been treated as land improvements.

     During 1996, 1995, and 1994 the Company spent approximately $26,000, $10,000 and $2,000, respectively, in measuring the extent of contamination at its Wellford, South Carolina facility. The 1996 expenditures have been treated as land improvements. The 1995 and 1994 expenditures were charged against earnings in the periods incurred.

     During 1996, 1995, and 1994 the Company spent approximately $66,000, $70,000 and $59,000, respectively, to identify and remediate certain soil contamination at its facility in Ede, Holland which existed at the time the Company acquired this facility from Sybron Corporation. Approximately $57,000 of the costs incurred in 1996 were treated as land improvements while the remainder were charged against amounts previously reserved.

     The cost of remediating contamination at the Company's existing facilities is not expected to have a material adverse effect on the Company's annual operating results, cash flow or financial condition. At December 31, 1996, the Company has accrued approximately $1,717,000 to offset future environmental assessment and remediation costs.

Liquidity and Capital Resources

     Cash and cash equivalents were $14.9 million as of December 31, 1996 as compared to $11.3 million as of the end of the prior year, an increase of $3.6 million.

     Net cash flow generated by operating activities totalled $17.5 million for the period ending December 31, 1996 versus

$13.1 million for the same period in 1995. This improvement was due to lower inventory levels, improved net income, and higher accounts payable and accrued expenses, which were only partially offset by increases in accounts receivable, other current assets and deferred taxes.

     Net cash used by investing activities totalled $7.5 million for 1996 as compared with $14.1 million in 1995. The reduction was primarily due to the January 1995 purchase of the stock of the Auralux Corporation. Capital expenditures increased in 1996 due to the relocation and construction of a new textile chemical manufacturing facility in Mexico.

     Net cash used by financing activities for 1996 was $5.1 million. The Company made a scheduled principal repayment of $2.4 million on its long-term debt and repaid a portion of outstanding borrowings under its revolving credit facility.

     As of the end of 1996, the Company had a $25 million multi-currency unsecured revolving credit facility with Bank of Boston. The amount owed under this credit facility at December 31, 1996 was approximately $5.6 million.

     On February 18, 1997, the Company entered into a new $40 million multi-currency unsecured revolving credit facility with CoreStates Bank which expires in February 2002. This new credit facility replaced the Bank of Boston credit facility which was in place at year end. The new CoreStates bank facility provides the Company with an increased line of credit and improved credit terms and conditions versus the prior credit facility.

     The Company had entered into a series of interest rate swap agreements which effectively converted a significant portion of its long term debt from a fixed rate of 8.17% to a variable rate based upon the 90 day Libor rate. The last swap agreement expired in February 1996. The Company's effective interest rate on all borrowings for 1996 was 7.74%.

     During 1997, the Company believes its capital expenditures for existing operations, which are projected to be comparable to 1996, can be funded from operating cash flow. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short-term and long-term financial obligations in the foreseeable future.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. The Company recognized an exchange gain of $165,000 in the Europe division in 1996 due to the strength of certain European currencies such as the Italian lira and British pound against the Dutch guilder as compared with an exchange loss of $344,000 during the similar 1995 period.

Inflation and Trends

     United States - Average selling prices in the U.S. decreased by approximately 1% during 1996 due to competitive market factors. Overall raw material costs were down 4.4% as the result of price decreases in several major raw materials. The cost of styrene, one of the major raw materials in the Environmental Product and Services segment, decreased 35.7% in 1996 versus the prior year.

     Europe - Average selling prices in the Europe division's textile chemical product line improved 4.8% in terms of Dutch guilders due to a major favorable change in product mix, while overall raw material costs decreased approximately 3%.

     Sales growth is anticipated in the Environmental Products and Services segment during 1997 aided by continued penetration in the ion exchange export market and increases in biochemical sales for industrial and consumer applications as well as increased sales of specialty resins for use in reprographic and laser printer toners. During 1997, continued increases in sales are expected in the Textile Chemical Specialties segment due to additional market penetration in Europe, the Middle East, the Far East, Latin America and Mexico. The Company recognizes that future growth in the U.S. textile chemical market is dependent on introducing new products into the marketplace that cannot be easily duplicated and streamlining their development. The Company expects to continue the introduction of several new textile chemical products into the U.S. market during 1997 which are expected to improve operating margins. Furthermore, in an effort to increase profitability, several low margin textile chemical products have been discontinued in the U.S.


ITEM 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data are set forth in this Annual Report starting on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     NONE

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company, their ages and their positions are set forth below:

Name                     Age              Position
----                     ---              --------

Richard M. Klein......... 59    President, Chief Executive
                                 Officer and Director
Stephen R. Adler......... 47    Vice President, Human Resources
Joe J. Belcher........... 55    Vice President-Textile Chemicals,
                                 North America
Peter de Bruijn.......... 48    Managing Director,Europe Division
Albert L. Eilender....... 54    Vice President, Corporate
                                 Development
Lawrence R. Hoffman...... 42    Corporate Secretary, Acting
                                 Chief Financial Officer
John McPeak.............. 42    Vice President, Biochemicals
John H. Schroeder........ 46    Executive Vice President
                                 Environmental Products and
                                 Services and Director
David I. Barton.......... 58    Director
Paul C. Schorr IV........ 29    Director
Heinn F. Tomfohrde, III.. 63    Director

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

     Mr. Eilender joined the Company in May 1995 as Vice President, Corporate Development. Prior to joining the Company, he spent twenty-eight years at Cambrex Corporation and its predecessor company in various managerial positions.

     Mr. Hoffman joined the Company in 1988 and has served as the Acting Chief Financial Officer since March 1996. Positions and duties currently held include Director of Taxation and Financial Reporting, Treasurer and Corporate Secretary.

     Mr. McPeak has served in various managerial positions within the Company since 1988. Since September 1995 he has had managerial responsibility for the Company's biochemical business. From August 1993 to August 1995, he was the Operations Manager for the Biochemical Division.

     Mr. Schroeder has served in various managerial positions within the Company since 1983 and became a director of the Company in 1992. He was promoted to Executive Vice President Environmental Products and Services in March 1996 with responsibility for all business activities for the Company's Environmental Products and Services segment. His term as a director will expire in 1999.

     Mr. Barton has been a director of the Company since July 1996 and served as Chairman, President and Chief Executive Officer of OSi Specialties, Inc. from March 1993 until October 1995. During the previous five years, Mr. Barton was Senior Vice President and General Manager of the Specialty Derivatives business at International Specialty Products, Inc. Mr. Barton currently serves as a director of the University of Connecticut Charitable Foundation. He is a nominee for director at the 1997 Annual Meeting of Stockholders.

     Mr. Schorr has been a director of the Company since February 1997 and has been a Vice President of Citicorp Venture Capital Ltd. since 1996. Prior to joining Citicorp in 1996, Mr. Schorr was a consultant with McKinsey & Company, Inc. Mr. Schorr currently serves as a director of Inland Resources and Fairchild Semiconductor. His term as a director will expire in 1998.

     Mr. Tomfohrde has been a director of the Company since June 1992 and served as President, Chief Operating Officer and Director of International Specialty Products Inc. and its predecessor company, GAF Chemicals Corporation, from 1987 to 1991. Since 1991, Mr. Tomfohrde has been an independent business consultant and currently serves as a director of Harris Chemical Group, Inc. and McWhorter Technologies Inc. He is a nominee for director at the 1997 Annual Meeting of Stockholders.


ITEM 11.  Executive Compensation

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 1997.


ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 1997.


ITEM 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 1997.

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

     3.  Exhibits and Exhibit Index

                Exhibit No.         Description
                -----------         -----------

                3.1 Form of Restated Certificate of Incorporation of Sybron Chemicals Inc. (1)

                3.2                 Bylaws of Sybron Chemicals Inc. (1)

                3.3 Certificate of Ownership and Merger Merging Sybron Chemicals, Inc. into Sybron Chemical Industries Inc. (2)

                3.4 Agreement and Plan of Merger dated January 28, 1993 between Sybron Chemicals Inc. and Sybron Chemical Industries Inc. (2)

                10.4*               Savings & Thrift Plan, as amended (1)

                10.5*               1992 Stock Option Plan (1)

                10.6*               Share Participation Plan (1)

                10.7                Loan Agreement between Sybron Chemicals Inc.
                                    and CoreStates Bank, N.A. dated February 18,
                                    1997. (4)

                10.8 Note Agreement dated as of August 1, 1992, $17,000,000 8.17% Senior Notes due August 14, 2002 by and among Sybron Chemicals Inc. and The Prudential Insurance Company. (2)

                10.8-A First Amendment to Note Agreement dated as of August 1, 1992, by and among Sybron Chemicals Inc. and The Prudential Insurance Company. (2)

                10.8-B Amendment and Assumption Agreement No. 2 to Note Agreement dated as of August 1, 1992 by and among Sybron Chemicals Inc. and The Prudential Insurance Company. (2)

                10.10*              Executive Bonus Plan (2)

                10.11* Employment Agreement, dated April 19, 1996, with Albert L. Eilender. (4)

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

(b) Reports on Form 8-K - No reports on Form 8-K have been filed by the Company during its year ended December 31, 1996.

                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on March 27, 1997.

                                                   SYBRON CHEMICALS INC.

                                                   By /s/  RICHARD M. KLEIN
                                                   ------------------------
                                                     RICHARD M. KLEIN
                                                     Chairman of the Board,
                                                     President, and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                       Title
     ---------                       -----


 /s/  RICHARD M. KLEIN               Chairman of the Board,
 ---------------------
      RICHARD M. KLEIN               President, and Chief
                                     Executive Officer



 /s/  LAWRENCE R. HOFFMAN            Corporate Secretary,
 ------------------------
      LAWRENCE R. HOFFMAN            Acting Chief Financial
                                     Officer



 /s/         *                       Director
 ------------------------
      DAVID I. BARTON



 /s/         *                       Director
 ------------------------
      PAUL C. SCHORR, IV



 /s/         *                       Director
 ------------------------
      JOHN H. SCHROEDER



 /s/         *                       Director
 ----------------------------
      HEINN F. TOMFOHRDE, III



* By: /s/ RICHARD M. KLEIN
--------------------------
   RICHARD M. KLEIN, Attorney-in-fact
                                      -31-

                   Index to Consolidated Financial Statements
                              Sybron Chemicals Inc.



                                                            Page

Report of Independent Accountants.........................   F-2

Consolidated Balance Sheet as of December 31, 1996
  and 1995................................................   F-3

Consolidated Statement of Operations for the years
  ended December 31, 1996, 1995 and 1994..................   F-4

Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1996, 1995 and 1994............   F-5

Consolidated Statement of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994..................   F-6

Notes to Consolidated Financial Statements................   F-7

                        Report of Independent Accountants





To the Board of Directors
and Stockholders of
Sybron Chemicals Inc.



     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sybron Chemicals Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP
Philadelphia, Pennsylvania 19103
February 25, 1997

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)
                                     ASSETS
                                                  December 31,
                                                  ------------
                                                  1996       1995
                                                  ----       ----
Current assets:
  Cash and cash equivalents                    $ 14,909   $ 11,284
  Accounts receivable, net                       32,863     30,685
  Inventories, net                               22,125     24,504
  Prepaid and other current assets                2,522      1,293
  Deferred income taxes                              43         68
                                               --------   --------

    Total current assets                         72,462     67,834

Property, plant and equipment, net               31,533     31,149
Intangible assets, net                           12,383     11,804
Other assets                                        686        542
                                               --------   --------
                                               $117,064   $111,329
                                               ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $    778   $  1,169
  Accounts payable                               16,603     15,364
  Accrued liabilities                            13,184      9,067
  Current portion of long-term debt               2,433      2,444
  Income taxes payable                              609        974
  Deferred income taxes                             188        321
                                               --------   --------
    Total current liabilities                    33,795     29,339

Long-term debt                                   17,787     22,532
Deferred income taxes                             2,926      3,450
Postretirement benefits                           3,999      3,938
Other                                             2,469      2,117
                                               --------   --------
    Total liabilities                            60,976     61,376
                                               --------   --------

Commitments and contingencies (See Note 10)

Stockholders' equity:
  Preferred stock, $.01 par value, 500,000
    shares authorized; none issued
  Common stock - $.01 par value, 20,000,000
    shares authorized; issued 5,905,000
    shares                                           59         59
  Additional paid-in capital                     23,530     23,530
  Retained earnings                              41,349     32,835
  Cumulative translation adjustment              (3,509)    (1,382)
                                                --------   --------
                                                 61,429     55,042
Less treasury stock, at cost -
  254,440 shares of common stock                 (5,089)    (5,089)
Less minimum pension liability, net of tax         (252)
                                                --------   --------

    Total stockholders' equity                   56,088     49,953
                                               --------   --------
                                               $117,064   $111,329
                                               ========   ========

                          The accompanying notes are an
                   integral part of the financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)


                                      Year ended December 31,
                                      -----------------------
                                      1996      1995      1994
                                      ----      ----      ----

Net sales                           $174,346  $167,807  $145,726
                                    --------  --------  --------

Cost of sales                        110,190   110,545    92,591
Selling                               31,257    28,597    25,793
General and administrative            11,123     9,765     8,366
Research and development               4,154     3,923     3,220
                                    --------  --------  --------
                                     156,724   152,830   129,970
                                    --------  --------  --------

Operating income                      17,622    14,977    15,756
                                    --------  --------  --------

Other income (expense):
  Interest income                        400       438       269
  Interest expense                    (1,969)   (2,471)   (1,643)
  Amortization of intangible assets   (1,316)   (1,496)   (1,091)
  Other, net                            (343)     (725)     (662)
                                    --------- --------- ---------
                                      (3,228)   (4,254)   (3,127)
                                    --------- --------- ---------

Income before income taxes            14,394    10,723    12,629

Provision for income taxes             5,880     4,394     4,991
                                    --------  --------- --------

Net income                          $  8,514  $  6,329  $  7,638
                                    ========= ========= ========

Net income per common share         $   1.51  $   1.12  $   1.35
                                    ========= ========= ========





                     The accompanying notes are an integral
                        part of the financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1994, 1995 and 1996
                             (amounts in thousands)


                                                        Additional  Cumulative                               Minimum       Total
                                        Common stock     paid-in    translation  Retained  Treasury stock    Pension   Stockholders'
                                        -------------                                      --------------
                                      Shares   Amount    capital    adjustment   earnings  Shares   Amount   Liability    Equity
                                      ------  --------  ----------  -----------  --------  ------   ------   ---------    -------
Balances at December 31, 1993          5,905   $  59    $ 23,530    $(3,547)     $18,868    254    $(5,089)               $ 33,821

Net income                                                                         7,638                                     7,638

Translation adjustment                                                1,241                                                  1,241
                                       -----   -----    --------   --------      -------    ---    --------               --------
Balances at December 31, 1994          5,905      59      23,530     (2,306)      26,506    254     (5,089)                 42,700

Net income                                                                         6,329                                     6,329

Translation adjustment                                                  924                                                    924
                                       -----   -----    --------   --------      -------    ---    --------               --------
Balances at December 31, 1995          5,905      59      23,530     (1,382)      32,835    254     (5,089)                 49,953

Net income                                                                         8,514                                     8,514

Translation adjustment                                               (2,127)                                                (2,127)

Minimum pension liability adjustment                                                                           $(252)         (252)
                                       -----   -----    --------   --------      --------   ---    --------    ------     --------
Balances at December 31, 1996          5,905   $  59    $ 23,530   $ (3,509)     $ 41,349   254    $(5,089)    $(252)     $ 56,088
                                       =====   =====    ========   ========      ========   ===    ========    ======     ========




               The accompanying notes are an integral part of the
                             financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                Year ended December 31,
                                                -----------------------
                                                1996     1995     1994
                                                ----     ----     ----

Cash flows from operating activities:
 Net income                                   $ 8,514  $ 6,329  $ 7,638
 Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation and amortization                  6,465    6,712    5,513
 Provision for losses on accounts receivable      392      831      485
 Provision (benefit) for deferred taxes          (597)     485    1,633
 Change in assets and liabilities:
    Accounts receivable                        (3,009)  (1,847)  (2,094)
    Inventory                                   1,829   (2,248)    (517)
    Other current assets                       (1,217)     279      (23)
    Accounts payable and accrued expenses       5,969    2,546   (2,731)
    Income taxes payable                         (332)     458      (69)
    Other assets and liabilities, net            (519)    (401)    (153)
                                              -------- -------- --------

 Net cash provided by operating activities     17,495   13,144    9,682
                                              -------- -------- -------

Cash flows from investing activities:
 Capital expenditures                          (6,326)  (5,731)  (5,536)
 Purchase of business assets                   (1,275)  (8,299)  (3,061)
 Other, net                                        52      (27)     181
                                              -------- -------- -------

 Net cash used by investing activities         (7,549) (14,057)  (8,416)
                                              -------- -------- --------

Cash flows from financing activities:
 Repayment of debt                             (2,429)           (5,388)
 Net (repayments) borrowings under
   revolving credit facilities                 (2,668)   4,790    1,177
                                              -------- -------- -------

 Net cash (used) provided by financing
   activities                                  (5,097)   4,790   (4,211)
                                              -------- -------- --------

Effect of exchange rate changes on cash        (1,224)     432      201
                                              -------- -------- -------

 Net increase (decrease) in cash and cash
  equivalents                                   3,625    4,309   (2,744)

Cash and cash equivalents at beginning of
  year                                         11,284    6,975    9,719
                                              -------- -------- -------

Cash and cash equivalents at end of year      $14,909  $11,284  $ 6,975
                                              ======== ======== =======


                          The accompanying notes are an
                   integral part of the financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)



NOTE 1 - THE COMPANY:
---------------------

The Company is an international "specialty" chemical company which serves two main markets: environmental products and services (primarily related to water and waste treatment) and textile chemical specialties products. As used herein, unless otherwise indicated, the "Company" refers to Sybron Chemicals Inc. and its subsidiaries.


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
-------------------------------------------------------

Basis of Presentation:
----------------------

The  financial   statements   include  the  accounts  of  the  Company  and  its
wholly-owned subsidiaries. All significant intercompany accounts and activity have been eliminated.

Accounting Policies:
--------------------

    Use of Estimates -
    ------------------

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

    Cash and Cash Equivalents -
    ---------------------------

Cash and cash equivalents include funds invested in liquid short-term investments with a maturity of three months or less. For such investments the carrying amount approximates fair value. At December 31, 1996 and 1995 these investments amounted to $11,915 and $9,027, respectively.

    Inventories -
    -------------

Inventories are stated at the lower of cost or market. For U.S. operations, cost
is  determined  using  the  last-in,   first-out  (LIFO)  method.   For  foreign
operations, cost is determined using the first-in, first-out (FIFO) method.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
------------------------------------------------------
(Continued):


    Property, Plant and Equipment -
    -------------------------------

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (generally 10-40 years for buildings and 3-20 years for machinery and equipment) using the straight-line method.

    Intangible and Other Assets  -
    ------------------------------

Intangible assets (net of accumulated amortization - 1996, $6,705; 1995, $5,389) include the unamortized fair values of trademarks, license agreements, patents, non-compete agreements and goodwill. Intangible assets are amortized on a straight-line basis over estimated useful lives of 5 to 20 years. The Company continually evaluates the reasonableness of its amortization for intangibles. In addition, if it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets will be written down to their fair value. Costs associated with the issuance of long- term debt are amortized on a straight-line basis over the term of the debt.

    Impairment of Long-Lived Assets -
    ---------------------------------

The FASB recently issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which the Company adopted effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adopting SFAS No. 121 was not material.

    Environmental Liabilities and Expenditures -
    --------------------------------------------

Accrued liabilities and other liabilities include accruals for environmental matters which are established and reflected as operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
------------------------------------------------------
(Continued):


    Environmental Liabilities and Expenditures  (Continued)
    ------------------------------------------

In general, costs related to environmental remediation are charged to expense. Environmental remediation costs are capitalized if the costs increase the value of the property as compared to the state of the property when acquired, or mitigate or prevent contamination from future operations.

    Revenue Recognition and Related Disclosures -
    ---------------------------------------------

The Company recognizes revenue upon shipment of products. Receivables resulting from these sales approximate fair value. The Company monitors the credit worthiness of its customers. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's diverse customer base. The allowance for doubtful accounts at December 31, 1996 and 1995 was $1,820 and $2,048, respectively.

    Interest Expense -
    ------------------

Interest expense incurred during the construction of facilities and equipment is capitalized as part of the cost of those assets. Total interest paid by the Company was $2,054 in 1996, $2,416 in 1995 and $2,088 in 1994. Interest
capitalized was $32 in 1996, $133 in 1995 and $103 in 1994.

    Retirement Benefits -
    ---------------------

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

    Stock-Based Compensation -
    --------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
------------------------------------------------------
(Continued):


    Stock-Based Compensation (Continued)
    ------------------------------------

continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations.

    Income Taxes -
    --------------

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

    Foreign Currency Translation -
    ------------------------------

The financial statements and transactions of the Company's foreign subsidiaries are maintained in their local currencies which are considered to be their functional currencies and are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52.

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using current exchange rates and the resulting translation adjustments are recorded to the cumulative translation adjustment component of stockholders' equity. Revenues and expenses of foreign subsidiaries are translated at weighted average rates of exchange for the respective periods. Foreign exchange gains (losses) for 1996, 1995 and 1994 were approximately $131, ($390) and ($212), respectively.

    Earnings Per Common Share -
    ---------------------------

Earnings per common share data is based on the weighted average number of common and common equivalent shares outstanding during the year applied to net income. The weighted average number of shares outstanding for 1996, 1995 and 1994 was approximately 5,650,560, 5,650,560 and 5,653,035, respectively.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 3 - INVENTORIES:
---------------------

  The components of inventories are:
                                               December 31,
                                               ------------
                                             1996        1995
                                             ----        ----

     Finished goods                        $16,247     $17,341
     Work-in-process                           109         194
     Raw materials                           6,642       7,445
                                           -------     -------
                                            22,998      24,980

     Less reserves                             873         476
                                           -------     -------
                                           $22,125     $24,504
                                           =======     =======

LIFO inventories comprise 61% and 58% of total inventories at December 31, 1996 and 1995, respectively. If the FIFO method of accounting for inventories had been used by the Company, inventories would have been greater than reported by $761 and $1,402 at December 31, 1996 and 1995, respectively.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:
---------------------------------------

The components of property, plant and equipment are:

                                            December 31,
                                            ------------
                                          1996        1995
                                          ----        ----

     Land                               $ 2,961     $ 2,803
     Buildings                           16,718      15,116
     Machinery and equipment             44,816      38,842
     Construction in progress             3,521       2,642
                                        -------     -------

                                         68,016      59,403
     Accumulated depreciation           (36,483)    (28,254)
                                        -------     -------
                                        $31,533     $31,149
                                        =======     =======


Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $5,149, $5,072 and $4,280, respectively. Maintenance and repairs expense for the same periods amounted to $2,156, $1,963 and $1,875, respectively.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 5 - ACCRUED LIABILITIES:
-----------------------------

The components of accrued liabilities are:

                                                December 31,
                                                ------------
                                              1996        1995
                                              ----        ----

Accrued compensation                        $ 2,639    $ 1,768
Accrued selling and marketing expenses        2,545      1,892
Accrued fringe benefits                         827        431
Accrued vacation and holiday pay              1,315      1,270
Accrued property and payroll taxes              793        472
Accrued professional fees                       715        597
Accrued environmental liabilities             1,717      1,016
Other accrued liabilities                     2,633      1,621
                                            -------    -------
                                            $13,184    $ 9,067
                                            =======    =======


NOTE 6 - LONG-TERM DEBT:
------------------------

The components of long-term debt are:
                                                December 31,
                                                ------------
                                              1996       1995
                                              ----       ----

Notes payable bearing interest at 8.17%     $12,143    $14,571

Revolving credit facility bearing interest
  at the bank's prime rate or 1% over the
  LIBOR rate                                  5,644      7,961
                                            -------    -------

                                            $17,787    $22,532
                                            =======    =======

Notes Payable:
--------------

The unsecured notes payable bear interest at 8.17% and mature in August 2002. Interest is payable quarterly. The notes require payments of $2,429 in August of the years 1997 to 2002, inclusive, together with accrued interest to the payment dates. Optional prepayments may be made by the Company.

Revolving Credit Agreements:
----------------------------

The Company entered into a new Revolving Credit Agreement (the "New Facility") on February 18, 1997 which permits the Company and its wholly owned foreign subsidiaries to borrow in Eurodollars or in several foreign currencies, including the Italian lira, Dutch guilder or British pound. The borrowings under the New Facility

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 6 - LONG-TERM DEBT (Continued):
------------------------------------


Revolving Credit Agreements (Continued):
---------------------------

shall not exceed the U.S. dollar equivalent of $40,000 and the facility expires on February 18, 2002. The Company has the option on U.S. dollar borrowings under the New Facility to incur interest at the bank's prime rate, less up to 150 basis points, or the London Interbank Offered Rate ("LIBOR"), plus up to 125 basis points. The basis point adjustments depend upon the Company's cash flow ratio. All borrowings under this facility will be unsecured.

The existing Revolving Credit Agreement (the "Existing Facility"), which expires on July 31, 1997, will be replaced by the New Facility as borrowings under this facility come due for repayment. At December 31, 1996 there were $5,644 of outstanding borrowings under the Existing Facility at an interest rate of 6.58%. These borrowings will be refinanced under the New Facility after which the Existing Facility will be cancelled.

The Company has the ability and intent to borrow under the New Facility on a long-term basis and accordingly has classified outstanding borrowings at December 31, 1996 as long-term debt.

Annual Repayments:
------------------

The aggregate annual repayments of long-term debt outstanding at December 31, 1996 are as follows:

                             1998              $ 2,429
                             1999                2,429
                             2000                2,429
                             2001                2,429
                             2002                8,071
                                               -------
                                               $17,787
                                               =======
Debt Covenants:
---------------

At December 31, 1996, certain of the debt agreements contain conditions and restrictions, such as financial tests relating to interest coverage and cash flow ratios, required amount of net worth, limitations on additional borrowings, limitations on capital expenditures and restrictions relating to asset sales and repayments of existing debt. The Company believes it is in compliance with these covenants and restrictions.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 6 - LONG-TERM DEBT (Continued):
------------------------------------


Interest Rate Swap Agreements:
------------------------------

In February 1994, the Company entered into a 2 year interest rate swap agreement ("Swap") having a total notional principal of $17,000 with a major financial institution. This Swap effectively converted a significant portion of the Company's long-term debt from a fixed to a variable rate based on the 90 day LIBOR rate. On specific 90 day intervals, the 90 day LIBOR rate was compared against the Swap rate (5.03%), and to the extent that the LIBOR rate was higher or lower than the Swap rate, payments were made or received by the Company.

At times, the Company entered into interest rate forward agreements (the "Forward") with major financial institutions which effectively converted the Swap's variable interest rate to a fixed rate for respective 90 day intervals. As a result of the Swap and Forward, the Company's effective interest rates during 1995 and 1994 on the related long-term debt were approximately 9.2% and 7.8%, respectively. The Swap was closed out in February 1996.


NOTE 7 - INCOME TAXES:
----------------------

Provisions for income taxes are:

                                      Year ended December 31,
                                      -----------------------
                                     1996      1995      1994
                                     ----      ----      ----
  Currently payable:
    Federal                         $1,490    $  305    $  160
    State                              188       120        77
    Foreign                          4,799     3,484     3,121
                                    -------   -------   ------
                                     6,477     3,909     3,358
  Deferred taxes:
    Federal                           (884)      562     1,429
    State                             (131)        2       244
    Foreign                            418       (79)      (40)
                                    -------   -------   -------
                                    $5,880    $4,394    $4,991
                                    =======   =======   ======

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 7 - INCOME TAXES (Continued):
----------------------------------

Provisions for income taxes differ from the amount computed by applying the statutory federal rate due to the following:

                                      Year ended December 31,
                                      -----------------------
                                     1996      1995      1994
                                     ----      ----      ----

Income tax computed at U.S.
 Federal statutory tax rates        $4,894    $3,646    $4,294
State income taxes, net of
 federal income tax benefit             95       138       202
Foreign subsidiaries taxed at
 higher rates                          653       599       435
Other items, net                       238        11        60
                                    -------   -------   ------
                                    $5,880    $4,394    $4,991
                                    =======   =======   ======

Income taxes paid were $6,846 in 1996, $2,981 in 1995 and $3,437 in 1994.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                December 31,
                                                ------------
                                             1996         1995
                                             ----         ----
   Deferred tax assets:
     Postretirement benefits               $ 1,619      $ 1,659
     Accrued expenses                        1,324        1,143
     Other                                     475          125
                                           -------      -------

       Total deferred tax assets             3,418        2,927
                                           -------      -------

   Deferred tax liabilities:
     Depreciation                           (3,036)      (3,090)
     Inventory                                (947)      (1,029)
     Intangibles                            (1,038)      (1,110)
     Property                                 (830)        (704)
     Other                                    (626)        (697)
                                           --------     --------

       Total deferred tax liabilities       (6,477)      (6,630)
                                           --------     --------
     Net deferred tax liability            $(3,059)     $(3,703)
                                           ========     ========

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)



NOTE 7 - INCOME TAXES (Continued):
----------------------------------


The components of income before income taxes are:

                                      Year ended December 31,
                                      -----------------------
                                     1996      1995      1994
                                     ----      ----      ----

United States                       $ 1,520   $ 2,514   $ 4,950
Foreign                              12,874     8,209     7,679
                                    -------   -------   -------
                                    $14,394   $10,723   $12,629
                                    =======   =======   =======

Retained earnings of foreign subsidiaries totaling approximately $44,000 at December 31, 1996 are considered to be reinvested indefinitely in these businesses. Accordingly, no provision for income taxes has been made for the repatriation of these earnings.


NOTE 8 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS:
-------------------------------------------------------------

Pension Benefits:
-----------------

The Company has a defined contribution pension plan (the "Plan") for U.S. salaried employees. In accordance with the Plan, the Company contributes a fixed percentage of a salaried employee's annual earnings ranging from 4.0% to 17.9%, based on the employee's age and length of service with the Company. Expenses related to this plan were $653, $615 and $530 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has defined benefit pension plans covering substantially all U.S. hourly and foreign employees. Plans covering U.S. hourly employees provide benefits based on years of service and applicable contractual agreements. Plans covering foreign employees are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)



NOTE 8 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):


Significant assumptions used in determining net periodic pension cost of the hourly plans and related pension obligations were:

                                         Year ended December 31,
                                         -----------------------

                                           1996    1995    1994
                                           ----    ----    ----
       Domestic:

       Discount rate                       7.25%   7.25%   8.5%
       Expected long-term rate of return   9.0%    9.0%    9.0%
       Rate of increase in compensation
         levels                            4.0%    4.0%    4.0%

       Foreign:

       Discount rate                       6.25%   7.25%   6.25%
       Expected long-term rate of return   6.25%   7.25%   6.25%
       Rate of increase in compensation
         levels                            3.5%    3.5%    2.0%

The components of consolidated net periodic pension cost are:

                                        Year ended December 31,
                                        -----------------------
                                     1996       1995       1994
                                     ----       ----       ----

Defined benefit pension plans:
  Service cost                     $  561      $ 425      $ 424
  Interest on projected benefit
    obligations                       725        681        545
  Return on plan assets              (706)      (980)      (573)
  Amortization and deferral of
    unrecognized items                143        460        107
                                   -------     ------     -----

  Net periodic pension cost           723        586        503

Other foreign plans, including
  certain social payments             331        293        293
                                   -------     ------     -----
                                   $1,054      $ 879      $ 796
                                   =======     ======     =====

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 8 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):

The following table summarizes the funded status of the Company's domestic defined benefit pension plans:

                                                  December 31,
                                                  ------------
                                                1996       1995
                                                ----       ----
Actuarial present value of benefit
  obligations:
Vested benefit obligation                    ($4,125)   ($4,033)
                                             ========   ========

Accumulated benefit obligation               ($4,367)   ($4,262)
                                             ========   ========

Projected benefit obligation                 ($4,367)   ($4,262)
Fair value of plan assets                      4,083      3,823
                                             --------   -------
Plan assets less than projected
  benefit obligation                            (284)      (439)
Unrecognized net obligation
  arising at transition                          (57)       (36)
Unrecognized net loss                            335        505
Unrecognized prior service cost                  291        317
Additional minimum liability                    (445)
                                             --------   -------
Amount reflected as pension
  (liability)/asset                           $ (160)    $  347
                                             ========   =======

The following table summarizes the funded status of the Company's significant foreign defined benefit pension plans:

                                                 December 31,
                                                 ------------
                                               1996      1995
                                               ----      ----
Actuarial present value of benefit
  obligations:
Vested benefit obligation                    ($4,738)   ($4,272)
                                             ========   ========

Accumulated benefit obligation               ($6,169)   ($4,993)
                                             ========   ========

Projected benefit obligation                 ($7,467)   ($6,019)
Fair value of plan assets                      6,455      5,457
                                             --------   -------
Plan assets less than projected
  benefit obligation                          (1,012)      (562)
Unrecognized net obligation
  arising at transition                          490        606
Unrecognized net loss                            790         52
Additional minimum liability                     (36)
                                             --------   -------
Accrued pension asset                         $  232     $   96
                                             ========   =======

Plan assets are held in trust and are composed of investments in cash equivalents, bonds and marketable securities.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 8 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company has recorded an additional minimum liability of $1,030 at December 31, 1996 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plans. The additional liability has been offset by an intangible asset of $619 which is included in Intangible Assets to the extent of previously unrecognized prior service cost. Amounts in excess of previously recognized prior service cost, net of the related deferred tax benefit, of $252 at December 31, 1996 are reflected as a reduction of stockholders' equity.

Postretirement Benefits:
------------------------

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

The components of net periodic postretirement benefit cost are:

                                         Year ended December 31,
                                         -----------------------
                                         1996      1995      1994
                                        ------    ------    -----

    Service cost benefits attributed
      to service during the year        $   1     $   2     $   4
    Interest cost on accumulated post
      retirement benefit obligation       177       306       324
    Net amortization and deferral        (102)      (25)
                                        ------    ------    -----

          Net periodic postretirement
            benefit cost                $  76     $ 283     $ 328
                                        =====     =====     =====


The following table sets forth the postretirement plans' status as recorded in the Company's consolidated balance sheet:

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 8 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):

Postretirement Benefits (Continued):
------------------------------------

    Accumulated postretirement benefit obligation:

                                                December 31,
                                                ------------
                                             1996         1995
                                             ----         ----

    Retirees                               $(2,223)     $(2,218)
    Fully eligible participants               (262)        (219)
    Participants not fully eligible            (10)         (10)
                                           --------     --------

    Accumulated postretirement benefit
      obligation                            (2,495)      (2,447)

    Unrecognized prior service cost         (1,504)      (1,606)
    Unrecognized net gain                     (150)        (197)
                                           --------     --------
    Accrued postretirement benefits        $(4,149)     $(4,250)
                                           ========     ========

The discount rate used in determining the net periodic benefit cost was 7.25% at December 31, 1996 and 1995. The assumed average inflation rate of medical costs over the life of the benefits ranged from 9.0% currently to 5.0% in 2004 and thereafter. An increase of one percentage point in the per capita cost of health care costs would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $171 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $11.

Other Employee Benefits:
------------------------

  Stock Options-
  --------------

Effective May 1, 1992, the Company adopted the 1992 Stock Option Plan (the "Option Plan"). The aggregate maximum number of shares of Common Stock available for awards under the Plan is 560,000. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options. The exercise price of each option equals the market price of the Company's stock on the date of the grant and an options maximum term is 10 years. Options generally vest in 20% increments beginning with the first anniversary of the grant.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)



NOTE 8 - PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFITS (Continued):
--------------------------------------------------------------------------

  Stock Options- (Continued)
  --------------------------

     The Company applies APB Opinion 25 and related Interpretations in accounting for its Option Plan. Accordingly, no compensation cost has been recognized for options granted under its Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the Option Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced by the proforma amounts of: 1996 net income, $277, and earnings per share, $.05; 1995 net income, $32, and earnings per share, $.01. This determination of fair value was based on using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in both 1996 and 1995: dividend yield of 0%, expected volatility of 42%, risk free interest rates of 6.4%, and expected lives of 5 years.

A summary of the status of the Option Plan at December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is as follows:

                                                Number         Price      Weighted Average
                                               of shares     Per Share      Exercise Price
                                               ---------     ---------      --------------

  Options outstanding at December 31, 1993...   117,825        $25.50          $25.50
    Granted..................................    76,735     $18.75-$20.75      $18.97
    Exercised................................        --
    Cancelled and available for reissue......   (11,525)       $25.50          $25.50
                                                --------

  Options outstanding at December 31, 1994...   183,035     $18.75-$25.50      $22.76
    Granted..................................    17,875        $15.50          $15.50
    Exercised................................        --
    Cancelled and available for reissue......   (42,650)    $18.75-$25.50      $22.48
                                                --------

  Options outstanding at December 31, 1995...   158,260     $15.50-$25.50      $22.02
    Granted..................................   281,195     $10.75-$13.875     $12.61
    Exercised................................        --
    Cancelled and available for reissue......  (107,550)    $10.75-$25.50      $23.54
                                               ---------

  Options outstanding at December 31, 1996...   331,905     $10.75-$25.50      $13.54
                                                =======
  Options exercisable at December 31, 1996...    20,441     $15.50-$25.50      $18.66
                                                 ======
  Options available for grant at
    December 31, 1996........................   228,095
                                                =======

  Weighted average remaining life (years) at December 31, 1996                      9


                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 8 - PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFITS (Continued):
--------------------------------------------------------------------------

  Stock Options- (Continued)
  --------------

The following table summarizes information about the stock options outstanding at December 31, 1996:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISEABLE
---------------------------------------------------------------------------------------
Range of                              Weighted      Weighted                   Weighted
Exercise             Number           Average       Average       Number       Average
Prices             Outstanding       Remaining      Exercise    Exercisable    Exercise
Prices              12/31/96     Contractual Life   Price        12/31/96      Price

$10.75               44,275            9            $10.75             0           --
$12.50               69,475            9            $12.50             0           --
$12.75               83,695            9            $12.75             0           --
$13.50               81,375            9            $13.50             0           --
$15.50 to $25.50     53,085            8            $18.50        20,441       $18.66
---------------------------------------------------------------------------------------
$10.75 to $25.50    331,905            9            $13.54        20,441       $18.66

  Share Participation Plan-
  -------------------------

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

The Share Plan entitles employees holding shares to receive a pro rata portion of a cash award pool to be established in the event the Company sells a substantial portion of its assets, undergoes a substantial change in beneficial ownership of its equity securities, merges or is consolidated into an unaffiliated third party. In the event that an employee receives payment for their shares under the Share Plan, a proportionate percentage of their stock options, if any, in the Option Plan will be subject to cancellation. At December 31, 1996 and 1995, there were approximately 2.0 million and 1.9 million shares outstanding under the Share Plan, respectively.


NOTE 9 - OPERATING LEASES:
--------------------------

The Company leases certain manufacturing, warehouse and office facilities, and equipment. Future minimum lease payments required as of December 31, 1996 under operating leases that have initial non-cancelable lease terms exceeding one year are as follows:

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 9 - OPERATING LEASES (Continued):
--------------------------------------

                     Facility         Equipment
     Year            Rentals           Rentals            Total
     ----            -------           -------            -----
     1997            $  679            $1,621             $2,300
     1998               631             1,110              1,741
     1999               206               788                994
     2000                59               379                438
     2001                30               107                137
     Thereafter          --               287                287
                     -------           -------            ------
                     $1,605            $4,292             $5,897
                     =======           =======            ======

Rent expense was approximately $2,810 for 1996, $2,932 for 1995 and $2,795 for 1994.


NOTE 10 - COMMITMENTS AND CONTINGENCIES:
----------------------------------------

The Company is subject to a variety of environmental and pollution control regulations in the jurisdictions in which it operates. These laws and regulations require the Company to make significant expenditures for remediation, capital improvements and operating environmental protection equipment. Future developments and changes in environmental regulations may require the Company to make additional unforeseen environmental expenditures. The Company's major competitors are confronted by substantially similar environmental risks and regulations.

The Company has identified certain soil and groundwater contamination at its Birmingham, New Jersey facility. The Company has proposed a remedial action work plan (the "Work Plan") to the New Jersey Department of Environmental Protection (the "DEP") related to the clean-up of the Birmingham facility. DEP has conditionally approved the Work Plan and the Company has initiated the clean-up based on DEP's conditional approval. The remedial activities pursuant to the Work Plan are expected to be completed by the end of 1997.

The Company has identified certain soil and groundwater contamination at its Wellford, South Carolina facility. The Company submitted a proposed sampling and testing program to the South Carolina Department of Health and Environmental Control (DHEC) for its review. DHEC has approved the Company's proposed action for the next phase of the investigation and remediation of potential groundwater contamination. The remedial activities related to this program are in progress at this time.

The Company has completed a number of studies to identify the extent of certain soil and groundwater contamination around its

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):
----------------------------------------------------

manufacturing facility in Ede, Holland and other facilities owned by third parties which are adjacent thereto (collectively, the "Dutch Facilities"). As a result of these studies, the Company is presently remediating certain contamination at its Ede facility. An environmental consulting firm is performing additional studies and developing a detailed plan of remediation for the Dutch Facilities. The Company anticipates that a remediation plan will be presented to local government officials for their approval by the end of 1997.

In addition to sites occupied by the Company, the Company has on occasion been advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding the clean-up of hazardous waste or chemicals at a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on seven other hazardous waste sites where the Company could be a potentially responsible party.

The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for non-compliance with environmental rules and regulations.

Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, the Company believes that it has made adequate accruals for all clean-up and other related costs with respect to environmental problems of which it is aware. At December 31, 1996 and 1995, the Company has accrued approximately $1,717 and $1,016, respectively, to offset future environmental assessment and remediation costs. The charge in 1996 included $650 for potential liabilities related to the remediation of the Dutch facilities. The Company has not reduced its environmental liabilities or recorded any assets related to potential insurance recoveries.

There are also pending against the Company several claims and lawsuits arising in the normal course of its business. Such claims and lawsuits include allegations of patent infringement and injuries related to the inhalation of hazardous chemicals.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):
----------------------------------------------------

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


NOTE 11 - ACQUISITIONS:
-----------------------

In June 1996, the Company purchased the specialty resin business of the Chemical Images Co. ("CIC"). CIC develops and markets specialty resins for use in reprographic and laser printer toners. This transaction, which was accounted for as a purchase, did not have a material effect on the Company's 1996 operating results.

On January 9, 1995, the Company completed the purchase of all the outstanding stock of the Auralux Corporation ("Auralux"). Auralux, with annual revenues of approximately $10 million at the time of the acquisition, is a manufacturer of textile chemicals used in fabric finishing with product lines including fire retardants, softeners, thermosetting resins and other specialty products. In connection with this acquisition, the Company acquired a nine acre site in Yantic, Connecticut from which Auralux manufactures, distributes and warehouses its products. At December 31, 1995, Auralux was merged into the Company.

In June 1994, Sybron entered into a license and asset purchase agreement with Celgene Corporation ("Celgene") whereby Sybron acquired equipment, and the right to commercially utilize Celgene's biotreatment technology. In return, Sybron paid Celgene a nominal amount for the equipment and is obligated to pay royalties to Celgene based on a percentage of net sales. As of December 31, 1996, no royalties were due Celgene.

In July 1994, the Company purchased the assets of the textile chemical business of CNC International Inc. ("CNC"). The acquisition was accounted for as a purchase. The product line acquired includes water repellents, printing auxiliaries and softeners. The acquired business had annualized sales revenues of approximately $5 million at the time of the acquisition.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 11 - ACQUISITIONS (Continued):
-----------------------------------

The results of these acquisitions were included as of the date they were acquired. All acquisitions were accounted for as purchases. None of these acquisitions, whether individually or combined, were considered material for disclosure of pro forma effects.


NOTE 12 - FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS:
-----------------------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

The interest rate on the Note Payable (the "Note") is fixed at 8.17% during its entire term. The fair value of the Note as of December 31, 1996 was determined by estimating the interest rate at which the Company could refinance the Note given the same maturity period. The Company assumed a rate of 8% in its calculations. The fair market value approximates the carrying value of $12,143.

The interest rate on the Revolving Credit Facility is at market interest rates, therefore, its fair market value approximates its carrying value.


NOTE 13 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION:
------------------------------------------------------

The Company operates in the following two business segments environmental products and services and textile chemical specialty products.

Sales and transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Operating income is revenue less related costs and direct and allocated operating expenses, excluding interest and amortization of intangible assets and other income (expense), net.

No single customer accounts for more than 10% of revenue in the periods presented.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 13 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION (Continued):
------------------------------------------------------------------


The following schedule presents information about the Company's operations by geographic location:


                                       Year ended December 31,
                                       -----------------------
                                       1996      1995      1994
                                       ----      ----      ----
Net sales to unaffiliated customers
  originated from:
  America and Asia(1)                $115,158  $115,620  $100,124
  Europe                               59,188    52,187    45,602
                                     --------  --------  --------

   Total net sales                   $174,346  $167,807  $145,726
                                     ========  ========  ========

Intercompany sales between geographic
  areas originated from:
  America and Asia                   $  2,930  $  1,867  $  1,207
  Europe                                   --        --        --
                                     --------  --------  --------

   Total intercompany sales          $  2,930  $  1,867  $  1,207
                                     ========  ========  ========

Operating income:
  America and Asia                   $  7,695  $  8,458  $  8,891
  Europe                                9,927     6,519     6,865
                                     --------  --------  --------

   Total operating income            $ 17,622  $ 14,977  $ 15,756
                                     ========  ========  ========

Identifiable assets:
  America and Asia                   $ 69,996  $ 68,503  $ 59,665
  Europe                               47,068    42,826    34,269
                                     --------  --------  --------

   Total assets                      $117,064  $111,329  $ 93,934
                                     ========  ========  ========



(1) Net sales to Asian customers are immaterial.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (in thousands)


NOTE 13 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION (Continued):
------------------------------------------------------------------

The following schedule presents information about the Company's operations by business segment (in thousands):

                                                                   Year Ended December 31,
                                                                   -----------------------
                                        1996                                 1995                               1994
                       ------------------------------------  --------------------------------  -----------------------------------
                       Environmental   Textile              Environmental   Textile            Environmental   Textile
                        Products and   Chemical             Products and    Chemical           Products and    Chemical
                          Services    Specialties  Total     Services     Specialties  Total    Services     Specialties  Total
                         ----------   -----------  -------  ----------    -----------  -------  ----------    ----------  ------
Sales to other segments   $   144      $      5    $    149   $   119     $      1     $    120  $   283      $    --     $    283
                          =======      ========    ========   ========    ========     ========  =======      =======     ========
Sales to unaffiliated
  customers               $54,045      $120,301    $174,346   $54,969     $112,838     $167,807  $50,898      $94,828     $145,726
Cost of sales              38,405        71,785     110,190    40,152       70,393      110,545   35,164       57,427       92,591
                          -------      ---------   --------   -------     --------     --------  -------      -------     --------
Gross margin               15,640        48,516      64,156    14,817       42,445       57,262   15,734       37,401       53,135
Operating expenses         11,498        35,036      46,534    10,787       31,498       42,285   10,339       27,040       37,379
                          -------      ---------   --------   -------     --------     --------  -------      -------     --------
Operating income          $ 4,142      $ 13,480    $ 17,622   $ 4,030     $ 10,947     $ 14,977  $ 5,395      $10,361     $ 15,756
                          =======      ========    ========   =======     ========     ========  =======      =======     ========
Identifiable assets       $31,961      $ 85,103    $117,064   $30,490     $ 80,839     $111,329  $30,354      $63,580     $ 93,934
                          =======      ========    ========   =======     ========     ========  =======      =======     ========
Depreciation and
  amortization            $ 2,443      $  4,022    $  6,465   $ 2,865     $  3,847     $  6,712  $ 2,891      $ 2,622     $  5,513
                          =======      ========    ========   =======     ========     ========  =======      =======     ========
Capital expenditures      $ 1,180      $  5,146    $  6,326   $ 1,332     $  4,399     $  5,731  $ 1,664      $ 3,872     $  5,536
                          =======      ========    ========   =======     ========     ========  =======      =======     ========


                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                 (in thousands except share and per share data)



NOTE 14 - QUARTERLY FINANCIAL DATA (Unaudited):
-----------------------------------------------

The following is a summary of quarterly financial results for the years ended December 31, 1996 and 1995 (amounts in thousands except per share data):


                                              1996                                                1995
                         -----------------------------------------------     -----------------------------------------------
                                      Three Months Ended                                   Three Months Ended
                                      ------------------                                   ------------------
                         March 31   June 30   September 30   December 31     March 31   June 30   September 30   December 31
                         --------   -------   ------------   -----------     --------   -------   ------------   -----------
Net sales                $43,672    $44,603     $42,036       $44,035        $43,008    $43,931     $39,127       $41,741
Gross profit              15,714     16,913      14,675        16,854         15,109     15,224      12,628        14,301
Operating income           4,811      5,344       3,410         4,057          4,677      4,271       2,210         3,819
Net income                 2,254      2,749       1,470         2,041          1,957      1,995         619         1,758
Net income per share         .40        .49         .26           .36            .35        .35         .11           .31


                                                                SCHEDULE VIII

                              SYBRON CHEMICALS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                   Additions
                                   ---------

                                    Balance at
                                   beginning of   Charged to costs       Charged to                    Balance at
                                      period        and expenses     other accounts(1)   Deductions   end of period
                                      ------        ------------     -----------------   ----------   -------------
Allowance for Doubtful Accounts
  For the year ended:
    December 31, 1996                $2,048           $  295             $(46)            $  (477)       $1,820
    December 31, 1995                 1,565              831               42                (390)        2,048
    December 31, 1994                 1,259              485               27                (206)        1,565

Inventory Reserves
  For the year ended:
    December 31, 1996                   476            2,175                               (1,778)          873
    December 31, 1995                   384              276               (8)               (176)          476
    December 31, 1994                   391              452                                 (459)          384


(1)Foreign exchange adjustments