Form 10-Q
period 1997-03-31
SYBRON CHEMICALS INC
filed 1997-05-13
CIK 832815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

         Commission file number  0-19983


                              SYBRON CHEMICALS INC.
                              ---------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                         Outstanding at March 31, 1997
            -----                         -----------------------------
 Common stock, $.01 par value                       5,665,746

                              SYBRON CHEMICALS INC.


                                      INDEX

                                                                      Page No.

Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   March 31, 1997 and December 31, 1996                  1

                  Consolidated Statement of Operations -
                   three months ended March 31, 1997 and 1996            2

                  Consolidated Statement of Cash Flows -
                   three months ended March 31, 1997 and 1996            3

                  Notes to Consolidated Financial Statements             4

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                          5 - 8

Part II           Other information

                  Item 1   Legal Proceedings                             9

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
            (Unaudited in thousands except share and per share data)
                                     ASSETS

                                              Mar. 31,    Dec. 31,
                                               1997        1996
                                               ----        ----
Current assets:
  Cash and cash equivalents                  $ 15,543    $ 14,909
  Accounts receivable, net                     34,446      32,863
  Inventories, net                             22,147      22,125
  Prepaid and other current assets              2,739       2,522
  Deferred income taxes                            42          43
                                             --------    --------

    Total current assets                       74,917      72,462

Property, plant and equipment, net             31,098      31,533
Intangible assets, net                         12,047      12,383
Other assets                                      649         686
                                             --------    --------
                                             $118,711    $117,064

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $    204    $    778
  Accounts payable                             16,547      16,603
  Accrued liabilities                          11,735      13,184
  Current portion of long-term debt             2,432       2,433
  Income taxes payable                          1,818         609
  Deferred income taxes                           194         188
                                              -------    --------
    Total current liabilities                  32,930      33,795

Long-term debt                                 19,566      17,787
Deferred income taxes                           2,997       2,926
Postretirement benefits                         3,979       3,999
Other liabilities                               2,324       2,469
                                             --------    --------
    Total liabilities                          61,796      60,976
                                             --------    --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,905,000 shares                        59          59
  Additional paid-in capital                   23,527      23,530
 Retained earnings                             44,323      41,349
 Cumulative translation adjustment             (5,957)     (3,509)
                                             ---------   ---------
                                               61,952      61,429
 Less treasury stock, at cost - 239,254
   shares of common stock in 1997 and
   254,440 in 1996                             (4,785)     (5,089)
 Less minimum pension liability, net of tax      (252)       (252)
                                             ---------   ---------
    Total shareholders' equity                 56,915      56,088
                                             ---------   --------
                                             $118,711    $117,064

                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)



                                               Three months
                                                  ended
                                                 March 31,
                                                 ---------
                                               1997      1996
                                               ----      ----

Net sales                                   $ 44,709   $ 43,672
                                            --------   --------

Cost of sales                                 27,400     27,958
Selling                                        7,974      7,302
General and administrative                     2,629      2,612
Research and development                         919        989
                                             --------   --------
                                              38,922     38,861

Operating income                               5,787      4,811
                                            --------   --------

Other income(expense)
  Interest income                                 95         97
  Interest expense                              (452)      (556)
  Amortization of intangible assets             (335)      (321)
  Other - Net                                    (97)      (210)
                                            ---------  ---------
                                                (789)      (990)

Income before income taxes                     4,998      3,821

Provision for income taxes                     2,024      1,567
                                            ---------  --------


Net income                                  $  2,974   $  2,254
                                            ========   ========

Net income per common share                 $    .53   $    .40
                                            ========   ========









                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)

                                                         Three months
                                                            ended
                                                          March 31,
                                                        1997     1996
                                                        ----     ----

Cash flows from operating activities:

Net income                                            $ 2,974  $ 2,254
                                                      -------- -------

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                         1,620    1,606
  Provision for losses on accounts receivable             226       27
  Changes in assets and liabilities:
    Accounts receivable                                (3,177)  (3,747)
    Inventory                                            (599)     (97)
    Other current assets                                 (248)    (829)
    Accounts payable and accrued expenses                (307)   1,247
    Income taxes payable                                1,271      848
    Other assets and liabilities - net                    852      (37)
                                                      -------- --------

    Net cash provided by operating activities           2,612    1,272
                                                      -------- -------

Cash flows from investing activities:
 Capital expenditures                                  (1,768)  (1,146)
 Other, net                                                18       11
                                                      -------- -------

    Net cash used by investing activities              (1,750)  (1,135)
                                                      -------- --------

Cash flows from financing activities:
 Net borrowings under revolving credit facilities       1,264      245
                                                      -------- -------

    Net cash provided by financing activities           1,264      245
                                                      -------- -------

Effect of exchange rate changes on cash                (1,492)    (368)
                                                      -------- --------

   Net increase in cash and cash equivalents              634       14

Cash and cash equivalents at beginning of period       14,909   11,284
                                                      -------- -------

Cash and cash equivalents at end of period            $15,543  $11,298
                                                      ======== =======





                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at March 31, 1997 and the results of its operations and changes in its cash flows for the three months ended March 31, 1997 and 1996.

     The Company presumes that users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements for the year ended December 31, 1996 contained in the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 27, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

NOTE 2 - INVENTORIES:

     Inventories are stated at the lower of cost or market. For U.S. operations, cost is determined using the last-in, first-out (LIFO) method. For foreign operations, cost is determined using the first-in, first-out (FIFO) method.

The components of inventories are:
                                          March 31,       Dec. 31,
                                            1997            1996
                                            ----            ----

                  Finished goods          $16,407         $16,247
                  Work-in-progress            124             109
                  Raw materials             6,589           6,642
                                         --------         -------

                                           23,120          22,998

                  Less reserves               973             873
                                         --------         -------
                                          $22,147         $22,125

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996.

The following tables set forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties.

                                          Three Months Ended March 31,
                                          ----------------------------
                                             1997            1996
                                             ----            ----

                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $13,955   31.2%  $13,648   31.3%
 Textile Chemical Specialties           30,754   68.8    30,024   68.7
                                       -------- ------  -------- -----
   Total                                44,709  100.0    43,672  100.0

Cost of Sales
 Environmental Products and Services     9,641   69.1    10,031   73.5
 Textile Chemical Specialties           17,759   57.7    17,927   59.7
                                       --------  -----  --------  ----
   Total                                27,400   61.3    27,958   64.0

Gross Margin
 Environmental Products and Services     4,314   30.9     3,617   26.5
 Textile Chemical Specialties           12,995   42.3    12,097   40.3
                                       --------  -----  --------  ----
   Total                                17,309   38.7    15,714   36.0

Operating Expense
 Environmental Products and Services     2,902   20.8     2,598   19.0
 Textile Chemical Specialties            8,620   28.0     8,305   27.7
                                       --------  -----  --------  ----
   Total                                11,522   25.8    10,903   25.0

Operating Income
 Environmental Products and Services     1,412   10.1     1,019    7.5
 Textile Chemical Specialties            4,375   14.2     3,792   12.6
                                       --------  -----  --------  ----
   Total                                 5,787   12.9     4,811   11.0

Other Expense                             (789)  (1.7)     (990)  (2.3)
                                       --------  -----  --------  -----

Income Before Income Taxes               4,998   11.2     3,821    8.7

Provision for Income Taxes               2,024    4.5     1,567    3.5
                                       --------  -----  --------  ----


Net Income                             $ 2,974    6.7%  $ 2,254    5.2%
                                       ========  =====  ========  =====


Operations

     Sales for the quarter ending March 31, 1997 increased by 2.4% compared with the similar 1996 quarter with the Textile Chemical Specialties and Environmental Products and Services segments growing by 2.4% and 2.3%, respectively.

     In the Textile Chemical Specialties segment, North America and Asia textile chemical sales increased 3.3% compared with the first quarter of 1996 as a result of strong growth in the Mexican, Canadian and Asian businesses. Despite the sales growth related to the introduction of several new products last year, continued weak textile market conditions in the U.S. coupled with the discontinuance of several low margin products caused a decline in sales in the U.S. textile chemical business. Europe division textile chemical sales in U.S. dollars for the first quarter improved 1.5% as compared with the same period in 1996. Physical volume in Europe grew 11.8% with strong sales in both Eastern and Western Europe. This volume growth more than offset the 9.3% negative currency effect of the strong U.S. dollar versus the Dutch guilder. Sales in the related U.S. organic chemical product line improved by 21.8% as the custom manufacturing business increased compared to last year.

     The improvement in sales in the Environmental Product and Services segment principally resulted from sales to new customers in the ion exchange resin household market coupled with a slight increase in the biochemical product line. The slight increase in biochemical sales was due to growth in the U.S. coupled with increased sales to foreign distributors which were partially offset by a decline in sales to Japan. The remaining product lines in this segment, specialty polymers and membranes, had a modest improvement in sales compared with the first quarter of 1996.

     The gross margin for the quarter ending March 31, 1997 was 38.7%, a substantial improvement over the 36.0% experienced during the comparable 1996 period. New product sales which carry higher margins, the elimination of several low margin products, and a small decrease in raw material costs resulted in an improvement in North America textile chemical gross margins. The gross margin in Europe was also higher than the comparable period in 1996 due to product mix and the continued favorable currency impact of a weaker guilder as compared with certain other European currencies. Favorable product and customer mix resulted in an increase in gross margins in the related organics chemical business.

     The gross margin in the Environmental Products and Services segment was 30.9% for the first quarter, a significant improvement over the 26.5% experienced during the first quarter of 1996. The gross margin in both the ion exchange and specialty polymers product lines increased as a result of overall lower raw material costs, production efficiencies, and cost reductions. Higher raw material costs and an unfavorable product mix contributed to a gross margin reduction in the biochemical product line. The gross margin also decreased in the membrane product line due to unfavorable inventory adjustments.

     Operating expenses as a percent of sales for the first quarter were 25.8% as compared to last year's 25.0% with both segments showing year-to-year increases. In the Environmental Products and Services segment, operating expenses increased as a percent of sales primarily due to increased marketing efforts and staffing in the specialty polymers, membrane and biochemicals product lines and an increase in bad debt reserves in the specialty polymer product line. Operating expenses as a percent of sales in the Textile Chemical Specialties segment also increased, but to a lessor degree, as a result of additional bad debt reserves in the U.S. coupled with increased marketing costs related to staff additions in North America and Asia.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 40.5% for the first quarter of 1997 was slightly under last year's applicable rate of 41.0%. This decrease was the result of the Company earning more of its income in lower tax rate jurisdictions.

     Other income (expense) was ($0.8) million for the quarter versus ($1.0) million in last year's comparable period. The decrease was primarily due to a reduction in interest expense related to lower interest rates on the Company's newly negotiated revolving credit facility and a reduction in the amount of fixed term debt which carries a higher interest rate than borrowings under the revolving credit facility.

Liquidity and Capital Resources

     Cash and cash equivalents of $15.5 million as of March 31, 1997 were $0.6 million over the December 31, 1996 balance of $14.9 million, an increase of 4%.

     Net cash flow generated by operating activities totalled $2.6 million for the first three months of 1997 versus $1.3 million for the same period in 1996. This increase was principally due to an improvement in net income, income taxes payable and other assets and liabilities.

     Net cash used by investing activities totalled $1.8 million for the first quarter of 1997 as compared with $1.1 million for the comparable 1996 period. The increase in capital expenditures during the first quarter of 1997 was primarily due to manufacturing plant upgrades in the U.S. and Mexico.

     Net cash used by financing activities for the first quarter of 1997 was $1.2 million versus $0.2 million for the first quarter of 1996 due to additional borrowings in order to fund increased bonus payouts and the increase in capital expenditures.

     The Company has a $40 million unsecured multi-currency revolving line of credit with CoreStates Bank which expires in February, 2002. The amount owed under this credit facility was $7.4 million as of March 31, 1997.

     During 1997, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to be comparable to 1996 spending. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short term and long term financial obligations in the foreseeable future.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries except Mexico, the Company has determined the functional currencies are the subsidiaries' local currency. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. The Company realized a modest exchange loss in the first quarter of 1997 and a modest exchange gain in the similar period in 1996.

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

     There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 27, 1997.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYBRON CHEMICALS INC.



                                             /s/ Lawrence R. Hoffman
                                             Lawrence R. Hoffman
                                             Acting Chief Financial
Date:  May 13, 1997                          Officer