Form 10-Q
period 1997-06-30
SYBRON CHEMICALS INC
filed 1997-08-11
CIK 832815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                     Outstanding at June 30, 1997
            -----                     ----------------------------
 Common stock, $.01 par value                   5,668,448

                              SYBRON CHEMICALS INC.


                                      INDEX

                                                                      Page No.
                                                                      --------

Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   June 30, 1997 and December 31, 1996                   1

                  Consolidated Statement of Operations -
                   six months ended June 30, 1997 and 1996               2

                  Consolidated Statement of Operations -
                   three months ended June 30, 1997 and 1996             3

                  Consolidated Statement of Cash Flows -
                   six months ended June 30, 1997 and 1996               4

                  Notes to Consolidated Financial Statements             5

                  Item 2 - Management's Discussion and Analysis
                      of Financial Condition and Results of
                   Operations                                          6 - 10

Part II           Other information

                  Item 1   Legal Proceedings                             11

                  Item 5   Other Information                             11

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
            (Unaudited in thousands except share and per share data)
                                     ASSETS

                                              June 30,    Dec. 31,
                                                1997        1996
                                                ----        ----
Current assets:
  Cash and cash equivalents                   $ 17,205    $ 14,909
  Accounts receivable, net                      37,078      32,863
  Inventories, net                              23,209      22,125
  Prepaid and other current assets               2,593       2,522
  Deferred income taxes                             43          43
                                              --------    --------
    Total current assets                        80,128      72,462

Property, plant and equipment, net              31,315      31,533
Intangible assets, net                          11,714      12,383
Other assets                                       622         686
                                              --------    --------
                                              $123,779    $117,064

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $    311    $    778
  Accounts payable                              17,779      16,603
  Accrued liabilities                           12,936      13,184
  Current portion of long-term debt              2,431       2,433
  Income taxes payable                           3,444         609
  Deferred income taxes                            205         188
                                              --------    --------
    Total current liabilities                   37,106      33,795
                                              --------    --------

Long-term debt                                  17,891      17,787
Deferred income taxes                            2,882       2,926
Postretirement benefits                          3,959       3,999
Other liabilities                                2,284       2,469
                                              --------    --------
    Total liabilities                           64,122      60,976

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,905,150 shares                         59          59
 Additional paid-in capital                     23,519      23,530
 Retained earnings                              48,080      41,349
 Cumulative translation adjustment              (7,015)     (3,509)
                                              ---------   ---------
                                                64,643      61,429
 Less treasury stock, at cost - 236,702
   shares of common stock at June 30, 1997,
   254,440 at December 31, 1996                 (4,734)     (5,089)
 Less minimum pension liability, net of tax       (252)       (252)
    Total shareholders' equity                  59,657      56,088
                                              ---------   ---------
                                              $123,779    $117,064

                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)


                                              Six months ended
                                                  June 30,
                                                  --------
                                               1997       1996
                                               ----       ----

Net sales                                    $ 92,132   $ 88,275
                                             --------   --------

Cost of sales                                  55,858     55,648
Selling                                        16,338     14,987
General and administrative                      5,245      5,459
Research and development                        1,836      2,026
                                             --------   --------
                                               79,277     78,120

Operating income                               12,855     10,155
                                             --------   --------

Other income(expense):
  Interest income                                 201        185
  Interest expense                               (853)    (1,055)
  Amortization of intangible assets              (669)      (646)
  Other - Net                                    (124)      (174)
                                             ---------  ---------
                                               (1,445)    (1,690)

Income before income taxes                     11,410      8,465

Provision for income taxes                      4,679      3,462
                                             --------   --------


Net income                                   $  6,731   $  5,003
                                             ========   ========


Net income per common share                  $   1.19   $   0.89
                                             ========   ========



Weighted average number of shares
  outstanding                               5,661,341  5,650,560





                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)


                                                Three months
                                                   ended
                                                  June 30,
                                                  --------
                                               1997       1996
                                               ----       ----

Net sales                                    $ 47,423   $ 44,603
                                             --------   --------

Cost of sales                                  28,458     27,690
Selling                                         8,364      7,685
General and administrative                      2,616      2,847
Research and development                          917      1,037
                                             --------   --------
                                               40,355     39,259

Operating income                                7,068      5,344
                                             --------   --------

Other income(expense):
  Interest income                                 106         88
  Interest expense                               (401)      (499)
  Amortization of intangible assets              (334)      (325)
  Other - net                                     (27)        36
                                             ---------  ---------
                                                 (656)      (700)

Income before income taxes                      6,412      4,644

Provision for income taxes                      2,655      1,895
                                             --------   --------


Net income                                   $  3,757   $  2,749
                                             ========   ========


Net income per common share                  $    .66   $    .49
                                             ========   ========


Weighted average number of shares
  outstanding                               5,667,353  5,650,560






                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)

                                                          Six months
                                                            ended
                                                           June 30,
                                                           --------
                                                         1997     1996
                                                         ----     ----
Cash flows from operating activities:

Net income                                             $ 6,731  $ 5,003
                                                       -------  -------

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          3,368    3,191
  Provision for losses on accounts receivable              322       38
  Changes in assets and liabilities:
    Accounts receivable                                 (6,279)  (5,637)
    Inventory                                           (1,892)     526
    Other current assets                                  (108)    (630)
    Accounts payable and accrued expenses                2,500    1,426
    Income taxes payable                                 2,959      140
    Other assets and liabilities - net                     104     (304)
                                                       -------  --------

    Net cash provided by operating activities            7,705    3,753
                                                       -------  -------

Cash flows from investing activities:
 Capital expenditures                                   (3,737)  (2,431)
 Purchase of business assets                                --     (950)
 Other, net                                                 23       28
                                                       -------  -------

    Net cash used by investing activities               (3,714)  (3,353)
                                                       -------  -------

Cash flows from financing activities:
 Net payments under revolving credit facilities           (288)    (849)
 Proceeds from exercise of stock options                     2       --
                                                       -------  --------

    Net cash  used by financing activities                (286)    (849)
                                                       -------  -------

Effect of exchange rate changes on cash                 (1,409)    (859)
                                                       -------- --------

   Net increase (decrease) in cash and cash
    equivalents                                          2,296   (1,308)

Cash and cash equivalents at beginning of period        14,909   11,284
                                                       -------  -------

Cash and cash equivalents at end of period             $17,205  $ 9,976
                                                       =======  =======



                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:
-----------------------------

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at June 30, 1997 and the results of its operations and changes in its cash flows for the six months ended June 30, 1997 and 1996.

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

NOTE 2 - INVENTORIES:
---------------------

     Inventories are stated at the lower of cost or market. For U.S. operations, cost is determined using the last-in, first-out (LIFO) method. For foreign operations, cost is determined using the first-in, first-out (FIFO) method.

The components of inventories are:

                                             June 30,         Dec. 31,
                                              1997              1996
                                              ----              ----

                  Finished goods            $16,550           $16,247
                  Work-in-progress              126               109
                  Raw materials               7,384             6,642
                                            -------           -------
                                             24,060            22,998

                  Less reserves                 851               873
                                            -------           -------
                                            $23,209           $22,125
                                            =======           =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996 and Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996.

     The following tables set forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties. Six Months Ended June 30, 1997 1996

                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $ 28,443   30.9%  $ 27,306   30.9%
 Textile Chemical Specialties            63,689   69.1     60,969   69.1
                                       --------  -----   --------  -----
   Total                                 92,132  100.0     88,275  100.0

Cost of Sales
 Environmental Products and Services     19,463   68.4     19,456   71.3
 Textile Chemical Specialties            36,395   57.1     36,192   59.4
                                       --------  -----   --------  -----
   Total                                 55,858   60.6     55,648   63.0

Gross Margin
 Environmental Products and Services      8,980   31.6      7,850   28.7
 Textile Chemical Specialties            27,294   42.9     24,777   40.6
                                       --------  -----   --------  -----
   Total                                 36,274   39.4     32,627   37.0

Operating Expense
 Environmental Products and Services      5,912   20.8      5,500   20.1
 Textile Chemical Specialties            17,507   27.5     16,972   27.8
                                       --------  -----   --------  -----
   Total                                 23,419   25.4     22,472   25.5

Operating Income
 Environmental Products and Services      3,068   10.8      2,350    8.6
 Textile Chemical Specialties             9,787   15.4      7,805   12.8
                                       --------  -----    -------  -----
   Total                                 12,855   14.0     10,155   11.5

Other Income (Expense), Net              (1,445)  (1.6)    (1,690)  (1.9)
                                       --------  -----    -------  -----

Income Before Income Taxes               11,410   12.4      8,465    9.6

Provision for Income Taxes                4,679    5.1      3,462    3.9
                                       --------   ----    -------  -----


Net Income                             $  6,731    7.3%  $  5,003    5.7%
                                       ========    ===   ========    ===



                                          Three Months Ended June 30,
                                          ---------------------------
                                             1997              1996
                                             ----              ----

                                                 % of              % of
                                       Amount    Sales   Amount    Sales
                                       ------    -----   ------    -----
                                      (in thousands except percentages)
Sales
 Environmental Products and Services   $ 14,488   30.6%  $ 13,658   30.6%
 Textile Chemical Specialties            32,935   69.4     30,945   69.4
                                       --------  -----   --------  -----
   Total                                 47,423  100.0     44,603  100.0

Cost of Sales
 Environmental Products and Services      9,822   67.8      9,425   69.0
 Textile Chemical Specialties            18,636   56.6     18,265   59.0
                                       --------  -----   --------  -----
   Total                                 28,458   60.0     27,690   62.1

Gross Margin
 Environmental Products and Services      4,666   32.2      4,233   31.0
 Textile Chemical Specialties            14,299   43.4     12,680   41.0
                                       --------  -----   --------  -----
   Total                                 18,965   40.0     16,913   37.9

Operating Expense
 Environmental Products and Services      3,010   20.8      2,902   21.2
 Textile Chemical Specialties             8,887   27.0      8,667   28.0
                                       --------  -----    -------  -----
   Total                                 11,897   25.1     11,569   25.9

Operating Income
 Environmental Products and Services      1,656   11.4      1,331    9.8
 Textile Chemical Specialties             5,412   16.4      4,013   13.0
                                       --------  -----    -------  -----
   Total                                  7,068   14.9      5,344   12.0

Other Income (Expense), Net                (656)  (1.4)      (700)  (1.6)
                                       --------  -----    -------  -----

Income Before Income Taxes                6,412   13.5      4,644   10.4

Provision for Income Taxes                2,655    5.6      1,895    4.2
                                       --------  -----    -------  -----


Net Income                              $ 3,757    7.9%    $2,749    6.2%
                                        =======    ===     ======    ===



Operations

     Total sales for the six months and quarter ending June 30, 1997 increased by 4.4% and 6.3%, respectively, compared with the same periods in 1996. The Textile Chemical Specialties segment grew by 4.5% on a six months basis and 6.4% for the quarter. Similarly, sales in the Environmental Products and Services segment improved 4.2% and 6.1%, respectively, over the same periods in 1996.

     In the Textile Chemical Specialties segment, Europe division sales for the six months and second quarter improved 5.4% and 9.4%, respectively, in U.S. dollars. Substantial physical volume growth of 15.2% for the first half of the year and 18.5% for the quarter more than offset the negative currency impact in both periods, primarily relating to the stronger U.S. dollar versus the Dutch guilder. Combined North America/Asia textile chemical sales for the six months and second quarter increased 3.7% and 4.0%, respectively. Both periods reflected strong growth in the Mexican, Canadian and Asian businesses that more than offset lower sales in the U.S. due to the continued weak market conditions and the discontinuance of certain low margin products. Substantial increases in toll manufacturing volume in both periods resulted in an 18.5% and 16.1% improvement, respectively, in sales in the related organic chemical business.

     The improvement in sales in the Environmental Product and Services segment in both periods was primarily in the ion exchange product line, the result of new customers and an overall volume increase in the household resin market. Volume also increased in the specialty polymers product line due to the impact of the acquisition of Chemical Images in June 1996 and improved market penetration. Biochemical product line sales improved in the six months due to increased activity in Europe; however, the second quarter sales were slightly under the similar 1996 period stemming from a downturn in the consumer area. The membrane product line also showed an upturn in both periods.

     The overall gross margin for the six months and second quarter ending June 30, 1997 was 39.4% and 40.0%, respectively, an improvement over the 37.0% and 37.9% experienced during the similar 1996 periods. The gross margin in the Textile Chemicals Specialties segment climbed to 42.9% on a six month basis while the quarter jumped to 43.4%, both better than last year's rates of 40.6% and 41.0%. Product mix and the continued favorable impact of a weaker guilder as compared with certain other European currencies resulted in an improvement in Europe in both periods. Likewise, margins in both periods in the North America and Asia markets improved in 1997 as compared with similar 1996 periods due to higher sales of new products which carry better margins, the reduction of several very low margin products in the U.S., and customer mix. In the related organic chemical business, margins improved in both periods due to the increase in higher margin toll manufacturing and production efficiencies.

     The gross margin in the Environmental Products and Services segment increased to 31.6% for the six month period and 32.2% for the second quarter versus the respective prior year margins of 28.7% and 31.0%. Margins in the ion exchange and specialty polymer product lines were positively impacted in both periods by manufacturing efficiencies, customer mix and continued cost controls. Margins also improved on a six month and quarter basis in the biochemical product line due to production efficiencies and product/customer mix. Margins in the membrane business dropped compared with both periods in 1996 as a result of customer mix and unfavorable inventory adjustments.

     Operating expenses as a percent of sales decreased to 25.4% for the six month period and 25.1% for the second quarter. Both of these were favorable to the similar period results in 1996 of 25.5% and 25.9%. The Textile Chemical Specialties segment expenses decreased as a percent of sales in both periods as a result of lower administration expenses and the currency impact in Europe on fixed costs due to the stronger dollar versus the Dutch guilder. The Environmental Products and Services segment expenses as a percent of sales decreased slightly in the quarter but were higher on a six month basis versus last year primarily due to increased marketing efforts and staffing in several of the segment's product lines coupled with an increase in provisions for doubtful accounts related to the specialty polymer product line.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 41.0% for the six months of 1997 was essentially equal to last year's rate of 40.9%.

     Other income (expense) was ($1.4) million for the first six months of 1997 versus ($1.7) million in last year's comparable period. The decrease was primarily due to a drop in interest expense related to lower rates and an overall reduction of all debt including the amount of fixed term debt which carries a higher interest rate than borrowings under the revolving credit facility.

Liquidity and Capital Resources

     Cash and cash equivalents of $17.2 million as of June 30, 1997 were $2.3 million over the December 31, 1996 balance of $14.9 million.

     Net cash flow generated by operating activities totalled $7.7 million for the first six months of 1997 versus $3.8 million for the same period in 1996. This increase was principally due to improved net income and higher payable balances.

     Net cash used by investing activities totalled $3.7 million for the first six month period of 1997 as compared with $3.4 million for the comparable 1996 period. Manufacturing plant upgrades in the U.S. and Mexico resulted in the increase in capital expenditures in 1997.

     Net cash used by financing activities for the first half of this year was $0.3 million versus $0.8 million for the similar period in 1996 due to the repayment of existing debt.

     The Company has a $40 million unsecured multi-currency revolving line of credit with CoreStates Bank that expires in February 2002. The amount owed under this credit facility was approximately $5.7 million as of June 30, 1997.

     During 1997, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to be somewhat ahead of 1996 levels. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short- term and long-term financial obligations in the foreseeable future. This includes financing the Company's purchase on July 29, 1997 of certain assets of the garment processing and textile chemical business from IVAX Industries, Inc.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries which are principally in Europe.
Intercompany balances arise between the Dutch operation and various subsidiaries. Overall, the Company recognized exchange gains of less than $0.1 million in both the first six months of 1997 and the similar period in 1996.

                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings
-------    -----------------

     There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 27, 1997.


Item 5.    Other Information
-------    -----------------

         Acquisition
         -----------

     On July 29, 1997, the Company acquired certain operating assets not including manufacturing facilities, of the Textile and Garment Processing businesses (the "Business") of IVAX Industries, Inc. ("IVAX"), IVAX Industries Canada, Inc. and IVAX Industries U.K. Ltd. The purchase price for such assets was $13,770,000, subject to certain post-closing adjustments. The purchase price was financed primarily from the Company's existing revolving credit facility. The Company intends to use the acquired assets to continue the product lines of the Business, which the Company will operate out of its existing facilities in Wellford, South Carolina and other locations around the world. For a transitional period not to exceed 270 days, IVAX agreed to continue manufacturing products on behalf of the Company in IVAX's existing facilities.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SYBRON CHEMICALS INC.



                                      /s/ Richard M. Klein
                                      --------------------
                                      Richard M. Klein
                                      President & Chief Executive
                                      Officer



                                      /s/ William A. Pfeiffenberger
                                      -----------------------------
                                      William A. Pfeiffenberger
                                      Acting Principal Financial
                                      and Accounting Officer

Date:  August 11, 1997