Form 10-Q/A
period 1997-06-30
SYBRON CHEMICALS INC
filed 1997-11-14
CIK 832815

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997
                                        ------------------

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
                                   ----- ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                Outstanding at September 30, 1997
            -----                ---------------------------------
 Common stock, $.01 par value               5,672,061

                              SYBRON CHEMICALS INC.


                                      INDEX

                                                                      Page No.

Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   September 30, 1997 and December 31, 1996             1

                  Consolidated Statement of Operations -
                   nine months ended September 30, 1997 and 1996        2

                  Consolidated Statement of Operations -
                   three months ended September 30, 1997 and 1996       3

                  Consolidated Statement of Cash Flows -
                   nine months ended September 30, 1997 and 1996        4

                  Notes to Consolidated Financial Statements          5 - 6

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         7 - 12

Part II           Other information

                  Item 1   Legal Proceedings                            12

                  Item 6   Exhibits and Reports on Form 8-K             12

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
            (Unaudited in thousands except share and per share data)
                                     ASSETS

                                              Sept. 30,   Dec. 31,
                                                1997        1996
                                                ----        ----
Current assets:
  Cash and cash equivalents                   $ 21,031    $ 14,909
  Accounts receivable, net                      38,560      32,863
  Inventories, net                              25,349      22,125
  Prepaid and other current assets               2,810       2,522
  Deferred income taxes                             42          43
                                              --------    --------
    Total current assets                        87,792      72,462

Property, plant and equipment, net              31,940      31,533
Intangible assets, net                          20,053      12,383
Other assets                                       742         686
                                              --------    --------
                                              $140,527    $117,064
                                              ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $    515    $    778
  Accounts payable                              18,771      16,603
  Accrued liabilities                           15,299      13,184
  Current portion of long-term debt              2,429       2,433
  Income taxes payable                           3,010         609
  Deferred income taxes                             50         188
                                               -------    --------
    Total current liabilities                   40,074      33,795

Long-term debt                                  29,850      17,787
Deferred income taxes                            2,936       2,926
Postretirement benefits                          3,939       3,999
Other liabilities                                2,298       2,469
                                              --------    --------
    Total liabilities                           79,097      60,976
                                              --------    --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,907,035 shares                         59          59
 Additional paid-in capital                     23,548      23,530
 Retained earnings                              50,199      41,349
 Cumulative translation adjustment              (7,425)     (3,509)
                                              ---------   ---------
                                                66,381      61,429
 Less treasury stock, at cost - 234,974
   shares of common stock at Sept. 30, 1997,
   254,440 at December 31, 1996                 (4,699)     (5,089)
 Less minimum pension liability, net of tax       (252)       (252)
    Total shareholders' equity                  61,430      56,088
                                              ---------   --------
                                              $140,527    $117,064
                                              ========    ========

                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)



                                               Nine months ended
                                                 Sept. 30,
                                               1997       1996
                                               ----       ----

Net sales                                    $138,429   $130,311
                                             --------   --------

Cost of sales                                  84,513     83,009
Selling                                        25,153     22,676
General and administrative                      8,474      8,028
Research and development                        2,764      3,033
                                             --------   --------
                                              120,904    116,746
                                              -------    -------

Operating income                               17,525     13,565
                                             --------   --------

Other income(expense):
  Interest income                                 335        275
  Interest expense                             (1,391)    (1,546)
  Amortization of intangible assets            (1,060)      (980)
  Other - Net                                    (408)      (401)
                                             ---------  ---------
                                               (2,524)    (2,652)
                                               ------     ------

Income before income taxes                     15,001     10,913

Provision for income taxes                      6,151      4,440
                                             ---------  --------


Net income                                   $  8,850   $  6,473
                                             =========  ========


Net income per common share                  $   1.56   $   1.15
                                             =========  ========



Weighted average number of shares
  outstanding                               5,664,346  5,650,560





                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)


                                                Three months
                                                   ended
                                               September 30,
                                               1997       1996
                                               ----       ----

Net sales                                    $ 46,297   $ 42,036
                                             --------   --------

Cost of sales                                  28,655     27,361
Selling                                         8,815      7,689
General and administrative                      3,229      2,569
Research and development                          928      1,007
                                             --------   --------
                                               41,627     38,626
                                               ------     ------

Operating income                                4,670      3,410
                                             --------   --------

Other income(expense):
  Interest income                                 134         90
  Interest expense                               (538)      (491)
  Amortization of intangible assets              (391)      (334)
  Other - net                                    (284)      (227)
                                             ---------  ---------
                                               (1,079)      (962)
                                               ------       ----

Income before income taxes                      3,591      2,448

Provision for income taxes                      1,472        978
                                             ---------  --------


Net income                                   $  2,119   $  1,470
                                             =========  ========


Net income per common share                  $    .37   $    .26
                                             =========  ========


Weighted average number of shares
  outstanding                               5,670,257  5,650,560





                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)

                                                          Nine months
                                                             ended
                                                           Sept. 30,
                                                         1997     1996
                                                         ----     ----
Cash flows from operating activities:

Net income                                             $ 8,850   $ 6,473
                                                       --------  -------

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          4,931     4,824
  Provision for losses on accounts receivable              653       187
  Changes in assets and liabilities:
    Accounts receivable                                 (5,470)   (3,054)
    Inventory                                           (1,996)    2,342
    Other current assets                                  (329)   (1,383)
    Accounts payable and accrued expenses                5,800     3,783
    Income taxes payable                                 2,503      (361)
    Other assets and liabilities - net                     394      (950)
                                                       --------  --------

    Net cash provided by operating activities           15,336    11,861
                                                       --------  -------

Cash flows from investing activities:
 Capital expenditures                                   (5,726)   (4,212)
 Purchase of business assets                           (13,774)   (1,275)
 Other, net                                                 --        45
                                                       --------  -------

    Net cash used by investing activities              (19,500)   (5,442)
                                                       --------  --------

Cash flows from financing activities:
 Net (repayments) borrowings under revolving
   credit facilities                                    14,320    (1,348)
 Repayment of debt                                      (2,429)   (2,429)
 Proceeds from exercise of stock options                    29        --
                                                       --------  -------

    Net cash provided (used) by financing activities    11,920    (3,777)
                                                       --------  --------

Effect of exchange rate changes on cash                 (1,634)     (884)
                                                       --------  --------

   Net increase in cash and cash equivalents             6,122     1,758

Cash and cash equivalents at beginning of period        14,909    11,284
                                                       --------  -------

Cash and cash equivalents at end of period             $21,031   $13,042
                                                       ========  =======


                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:
-----------------------------

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at September 30, 1997 and the results of its operations and changes in its cash flows for the nine months ended September 30, 1997 and 1996.

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

The components of inventories are:

                                           Sept. 30,         Dec. 31,
                                             1997              1996
                                             ----              ----

                  Finished goods            $19,199           $16,247
                  Work-in-progress               49               109
                  Raw materials               7,097             6,642
                                            -------           -------
                                             26,345            22,998

                  Less reserves                 996               873
                                            -------           -------

                                            $25,349           $22,125
                                            =======           =======

NOTE 3 - ACQUISITION
--------------------

     On July 29, 1997, the Company acquired certain operating assets, not including manufacturing facilities, of the Textile and Garment Processing businesses (the "Business") of IVAX Industries, Inc.

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

     Results of operations after the acquisition date are included in the 1997 Consolidated Statement of Operations. The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and the amortization of intangibles arising from the transaction, including patents (estimated life 10 years), customer list (estimated life 10 years) and goodwill (estimated life 30 years). The pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and the IVAX business had been a single entity during 1996 and 1997, nor is it necessarily indicative of the results of operations which may occur in the future.

     At September 30, 1996 management of IVAX Industries reevaluated the carrying value of certain long-lived assets and goodwill related to those assets to be held and used in the division's operations. Consequently, management reduced the carrying value of certain long-lived assets and goodwill of the division by approximately $4,782 and $18,614, respectively. The Company considers this a one-time charge that will not be a factor in ongoing costs. This charge has not been tax effected in arriving at net income in the table below.

                (Unaudited in thousands except per share amounts)

                                               Nine Months Ended
                                                 September 30,
                                               1997        1996
                                               ----        ----

     Net sales                               $149,913    $144,249
     Operating income                          17,732     (10,670)
                                             --------    ---------
     Net income                              $  8,557    $(17,953)
                                             ========    =========

     Net income per share                    $   1.51    $  (3.18)
                                             ========    =========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996 and Three Months Ended September 30, 1997 compared to Three Months Ended September 30, 1996.

     The following tables set forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties.

                                        Nine Months Ended September 30,
                                             1997             1996
                                             ----             ----
                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                        (in thousands except percentages)
Sales
 Environmental Products and Services   $ 41,967   30.3%  $ 40,852   31.3%
 Textile Chemical Specialties            96,462   69.7     89,459   68.7
                                       --------- ------  --------- -----
   Total                                138,429  100.0    130,311  100.0

Cost of Sales
 Environmental Products and Services     28,630   68.2     29,160   71.4
 Textile Chemical Specialties            55,883   57.9     53,849   60.2
                                       ---------  -----  ---------  ----
   Total                                 84,513   61.1     83,009   63.7

Gross Margin
 Environmental Products and Services     13,337   31.8     11,692   28.6
 Textile Chemical Specialties            40,579   42.1     35,610   39.8
                                       ---------  -----  ---------  ----
   Total                                 53,916   38.9     47,302   36.3

Operating Expense
 Environmental Products and Services      9,307   22.2      8,476   20.7
 Textile Chemical Specialties            27,084   28.1     25,261   28.2
                                       ---------  -----  ---------  ----
   Total                                 36,391   26.3     33,737   25.9

Operating Income
 Environmental Products and Services      4,030    9.6      3,216    7.9
 Textile Chemical Specialties            13,495   14.0     10,349   11.6
                                       ---------  -----  ---------  ----
   Total                                 17,525   12.6     13,565   10.4

Other Income (Expense), Net              (2,524)  (1.8)    (2,652)  (2.0)
                                       ---------  -----  ---------  -----

Income Before Income Taxes               15,001   10.8     10,913    8.4

Provision for Income Taxes                6,151    4.4      4,440    3.4
                                       ---------  -----  ---------  ----


Net Income                             $  8,850    6.4%  $  6,473    5.0%
                                       =========  =====  =========  =====





                                        Three Months Ended September 30,
                                             1997             1996
                                             ----             ----
                                                 % of              % of
                                       Amount    Sales   Amount    Sales
                                       ------    -----   ------    -----
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $ 13,524   29.2%  $ 13,546   32.2%
 Textile Chemical Specialties            32,773   70.8     28,490   67.8
                                       --------  ------  --------  -----
   Total                                 46,297  100.0     42,036  100.0

Cost of Sales
 Environmental Products and Services      9,167   67.8      9,704   71.6
 Textile Chemical Specialties            19,488   59.5     17,657   62.0
                                        --------  -----   --------  ----
   Total                                 28,655   61.9     27,361   65.1

Gross Margin
 Environmental Products and Services      4,357   32.2      3,842   28.4
 Textile Chemical Specialties            13,285   40.5     10,833   38.0
                                        --------  -----   --------  ----
   Total                                 17,642   38.1     14,675   34.9

Operating Expense
 Environmental Products and Services      3,395   25.1      2,976   22.0
 Textile Chemical Specialties             9,577   29.2      8,289   29.1
                                        --------  -----   --------  ----
   Total                                 12,972   28.0     11,265   26.8

Operating Income
 Environmental Products and Services        962    7.1        866    6.4
 Textile Chemical Specialties             3,708   11.3      2,544    8.9
                                        --------  -----   --------  ----
   Total                                  4,670   10.1      3,410    8.1

Other Income (Expense), Net              (1,079)  (2.3)      (962)  (2.3)
                                        --------  -----   --------  -----

Income Before Income Taxes                3,591    7.8      2,448    5.8

Provision for Income Taxes                1,472    3.2        978    2.3
                                        --------  -----   -------- -----


Net Income                              $ 2,119    4.6%    $1,470    3.5%
                                        =======   =====   ======== ======


Operations

     Led by the Textile Chemical Specialties segment, total company sales for both the nine months and quarter ending September 30, 1997 increased 6.2% and 10.1%, respectively, compared with the same periods in 1996. The Textile Chemical Specialties segment grew by 7.8% on a nine months basis and 15.0% for the quarter. Sales in the Environmental Products and Services segment improved 2.7% for the nine months but were essentially flat compared to the same period in 1996 on a quarterly basis.

     In the Textile Chemical Specialties segment, combined North America/Latin America/Asia textile chemical sales for the nine months and third quarter increased 12.5% and 30.7%, respectively. Both periods reflected strong growth in the Mexican and Asian businesses. In addition, the third quarter 1997 results include the initial two months of sales from the acquisition in late July of the garment processing and textile chemical business from IVAX Industries. Continued increases in toll manufacturing in both periods resulted in a 28.1% and 51.2% respective improvement in sales in the related organic chemical business. Sales in Europe improved 2.2% for the first nine months, in terms of U.S. dollars, as a result of substantial physical volume growth of 13.9%. This growth offset the net negative currency impact which primarily related to the stronger U.S. dollar versus the Dutch guilder. However, for the quarter, sales in dollars were 4.8% below the similar 1996 period as this same unfavorable currency impact overshadowed a physical volume growth of 11.1%. Sales improved in both periods in Turkey, Spain, Italy and Portugal.

     Sales in all businesses in the Environmental Products and Services segment improved on a nine month basis. This was primarily a result of new and recaptured customers and an overall volume increase in the household ion exchange resin market, the impact of new business in specialty polymers, and significant new toner polymer business. Volumes also increased marginally in both the biochemical and membrane product lines for the first nine months of the year. On a quarterly basis, sales in this segment were essentially flat versus the same period in 1996 with small downturns in ion exchange resins, membranes and biochemicals offset by the continued growth in the specialty polymer area.

     The overall gross margin for the nine months and third quarter ending September 30, 1997 was 38.9% and 38.1%, respectively, a substantial improvement over the 36.3% and 34.9% experienced during the similar 1996 periods. The gross margin in the Textile Chemical Specialties segment increased to 42.1% on a nine month basis and 40.5% for the quarter, an improvement from last year's comparable rates of 39.8% and 38.0%. Margins in both periods in the North America/Latin America/Asia markets were better in 1997 as compared with similar 1996 periods due to new product sales which carry a higher margin, the reduction of several very low margin products in the U.S., a small decrease in raw material costs, and customer mix. The quarter was also favorably impacted by lower outbound freight costs. In the related organics chemical business, margins improved in both periods due to the increase in higher margin toll manufacturing and production efficiencies. The continued favorable impact of a weaker guilder as compared with certain European currencies coupled with a favorable product mix resulted in an improvement in Europe in both periods.

     The gross margin in the Environmental Products and Services segment increased to 31.8% for the nine month period and 32.2% for the third quarter, improving over the respective prior year margins of 28.6% and 28.4%. Margins in the ion exchange and specialty polymer product lines were impacted in both periods by lower raw material costs, manufacturing efficiencies and fixed cost controls. Production efficiencies, average selling price increases and a favorable product/customer mix resulted in improved margins for both periods in the biochemical product line. Margins in the membrane product line dropped as compared with both periods in 1996 resulting from customer mix and overall average selling price decreases.

     Operating expenses as a percent of sales increased to 26.3% for the nine month period and 28.0% for the third quarter. These results were higher than the similar period in 1996 of 25.9% and 26.8%. The Textile Chemical Specialties segment expenses as a percent of sales in 1997 were essentially equal to the same periods in 1996. The unfavorable impact of increased legal and environmental accruals and the traditional lower sales volume in Europe in the third quarter were offset by the continued favorable currency impact in Europe on fixed costs due to the stronger dollar versus the Dutch guilder. The Environmental Products and Services segment operating expenses as a percent of sales increased in both periods as compared with similar 1996 results primarily due to increased marketing efforts and staffing in several of the segment's product lines, an increase in provisions for doubtful accounts in the specialty polymer product line and increased legal and environmental accruals.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 41.0% for the nine months of 1997 was essentially equal to last year's rate of 40.7%.

     Other income (expense) was ($2.5) million for the first nine months of 1997 versus ($2.7) million in last year's comparable period. The decrease was primarily due to a drop in interest expense related to lower rates.

Liquidity and Capital Resources

     Cash and cash equivalents of $21.0 million as of September 30, 1997 were $6.1 million over the December 31, 1996 balance of $14.9 million, an increase of 40.9%.

     Net cash flow generated by operating activities totalled $15.3 million for the first nine months of 1997 versus $11.9 million for the same period in 1996. This increase was principally due to increased net income and higher payable balances.

     Net cash used by investing activities totalled $19.5 million for the nine month period of 1997 as compared with $5.4 million for the comparable 1996 period. This increase was the result of the acquisition in late July 1997 of the garment processing and textile chemical business from IVAX Industries coupled with higher capital expenditures in 1997 due to manufacturing plant upgrades in the U.S. and Mexico.

     Net cash provided by financing activities for the first nine months of this year was a net $11.9 million due to $14.3 million in revolving credit borrowings primarily for funding the IVAX acquisition, partially offset by a $2.4 million repayment of existing debt. The 1996 similar period had a $3.7 million net cash usage, the result of debt repayments.

     The Company has a $40 million unsecured multi-currency revolving line of credit with CoreStates Bank that expires in February 2002. The amount owed under this credit facility was $20.1 million as of September 30, 1997.

     During 1997, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to be somewhat ahead of 1996 levels. The Company further believes that, except as set forth below, between its anticipated operating cash flow and present credit facilities, it will be able to meet both short-term and long-term financial obligations in the foreseeable future.

     On October 20, 1997, the Company announced that it had received a proposal from an investor group comprised of its principal stockholder and members of the Company's management (collectively, the "Investor Group") to purchase for cash all outstanding shares of the Company's common stock not already owned by the Investor Group for $32.00 to $33.00 per share. Consummation of the proposed transaction is contingent on satisfaction of a number of conditions. The Investor Group has informed the Company that if the proposed transaction is consummated, the Investor Group anticipates that the Company will incur considerable amounts of new debt, including amounts used to refinance the Company's existing debt. The incurrence of these amounts would increase significantly the interest expense incurred by the Company. Management believes that if the transaction is consummated, cash flow from operations and amounts available under an anticipated new senior credit facility will provide the Company with adequate funds for debt service, planned capital expenditures and other working capital needs.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, South Africa and the Americas and, for all subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. Overall, the Company recognized exchange loss of less than $0.1 million in the first nine months of 1997 versus no currency exchange impact in the similar period in 1996.



                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings
-------    -----------------

     There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 27, 1997.


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

     On October 13, 1997, the Company filed a Form 8-K report containing financial information relating to the July 29, 1997 acquisition of the Textile and Garment Processing businesses of IVAX Industries, Inc.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SYBRON CHEMICALS INC.



                                                 /s/ Dennis J. Fiore
                                                 -------------------
                                                 Dennis J. Fiore
                                                 Vice President, Finance and
                                                 Chief Financial Officer





Date:  November 14, 1997