Form 10-Q
period 1997-09-30
SYBRON CHEMICALS INC
filed 1997-11-14
CIK 832815

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

                (Unaudited in thousands except per share amounts)

                                               Nine Months Ended
                                                 September 30,
                                               1997        1996
                                               ----        ----

     Net sales                               $149,913    $144,249
     Operating income                          17,525     (10,670)
                                             --------    ---------
     Net income                              $  8,850    $(17,953)
                                             ========    =========

     Net income per share                    $   1.56    $  (3.18)
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