Form 10-K
period 1997-12-31
SYBRON CHEMICALS INC
filed 1998-03-31
CIK 832815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

(MARK ONE)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the fiscal year ended December 31, 1997

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

        Title of each Class                Name of exchange on which registered
Common Stock, par value $0.01 per share          American Stock Exchange

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 13, 1998 as reported on the American Stock Exchange, was approximately $59,220,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 13, 1998, there were 5,680,048 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 1998 are incorporated by reference into Part III of this Annual Report.

                              SYBRON CHEMICALS INC.

                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. This Annual Report contains information that is forward-looking, such as information relating to future capital expenditures and environmental cleanup costs as well as the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, fluctuations in exchange rates of various foreign currencies, and other risks associated with foreign operations, changes in governmental and regulatory policies including environmental regulations, the pricing of raw materials, the ability of the Company to make and successfully integrate corporate acquisitions, technological developments and changes in the competitive environment in which the Company operates.

                                                 TABLE OF CONTENTS
                  Item                                                     Page
PART I
                  1        Business......................................   1
                  2        Properties....................................   14
                  3        Legal Proceedings.............................   15
                  4        Submission of Matters to a Vote of Security
                            Holders......................................   16
PART II
                  5        Market for the Registrant's Common Stock and
                            Related Stockholder Matters..................   16
                  6        Selected Financial Data.......................   17
                  7        Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.  19
                  8        Financial Statements and Supplementary Data...   26
                  9        Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure.......   26
PART III
                  10       Directors and Executive Officers of the
                            Registrant...................................   27
                  11       Executive Compensation........................   29
                  12       Security Ownership of Certain Beneficial
                            Owners and Management........................   29
                  13       Certain Relationships and Related
                            Transactions.................................   29
PART IV
                  14       Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K......................   29
                           Signatures....................................   32

                                       (i)

                                     PART 1
ITEM 1.  BUSINESS

General

     Sybron Chemicals Inc. (the "Company") is an international developer, producer and marketer of specialty chemicals used primarily in the textile wet processing and environmental markets. The Company's two operating segments, Textile Chemical Specialties and Environmental Products and Services, accounted for 70.7% and 29.3%, respectively, of total sales for 1997.

     The Company's Textile Chemical Specialties segment products are used in the wet processing of fabrics made from natural and synthetic fibers to enhance the aesthetic and physical characteristics of such fabrics. This segment also includes a line of proprietary and custom manufactured organic chemicals, some of which are also used as components in the Company's textile chemicals products.

     The Company's Environmental Products and Services segment products include ion exchange resins for use in home water softening/conditioning and industrial water treatment; biochemicals for treating industrial municipal and sanitary waste, and contaminated soil and groundwater; and specialty polymers, primarily for use as binders in toners for photocopy machines and laser printers.

     The Company offers over 1,600 products which are sold to over 6,000 active customers worldwide. The Company possesses numerous customized and proprietary formulations with unique performance characteristics designed to address specific customer needs. The top 10 customers accounted for approximately 12.9%, 13.3% and 14.7% of sales in 1997, 1996 and 1995, respectively. The largest customer in each such year accounted for less than 5% of consolidated sales.

     The Company, a Delaware corporation formerly known as Sybron Chemical Industries Inc., is the successor to a business established in the 1920's. That business became a specialty chemical company (the "Sybron Chemical Group") in the 1960's under the ownership of Sybron Corporation. The Company acquired the Sybron Chemical Group from Sybron Corporation in 1987.

     The Company uses proprietary technology to provide value added solutions to customer problems through innovative, high quality products and intensive customer service. Management believes that the Company's products provide critical performance attributes which enhance the value of its customers' products while representing only a small portion of the customers' total product costs. The Company's extensive field sales force and marketing representatives, most of whom have had direct working experience in the industries which they service, function as applications engineers. They work in conjunction with the Company's research groups and customers to develop and sell products and applications know-how to meet customers' individual needs.

     On July 29, 1997, the Company acquired certain operating assets, not including manufacturing facilities, of the textile and garment processing chemicals business of Ivax Industries, Inc. and its affiliates for $14,476,000 (the "Ivax") Acquisition"). As part of the Ivax Acquisition, the Company obtained leading patents and formulations developed by Ivax for the use of enzymes to impart a "stone-washed" finish to denim. The Company intends to continue to support such product lines utilizing its existing manufacturing and distribution facilities in Wellford, South Carolina and other locations around the world. Management believes that the Ivax Acquisition will enhance the Company's position in the fast-growing garment processing segment of the textile industry. See Note 3 to the Consolidated Financial Statements.

     On August 26, 1997, the Company entered into a ten-year supply agreement with Dow Chemical Company ("Dow") pursuant to which Dow will provide the Company with substantially all of the Company's anion exchange resin requirements. Prior to this agreement, the Company independently manufactured its anion exchange resin requirements. Pursuant to the agreement, Dow will also supply other anion resin products that will be additions or improvements to the Company's product line.

     During the three months ended September 30, 1997, the Company commenced manufacture of a raw material that it had previously purchased for use in one of the products in its Environmental Products and Services segment.

     On December 15, 1997, the Company sold the reverse osmosis membrane business of its subsidiary, Purification Products Company, formerly part of its Environmental Products and Services segment, for $1.5 million in cash.

     The following table sets forth the Company's sales, operating income and operating income as a percentage of sales by segment for the periods indicated:

================================================================================
                                                  Year ended December 31,
                                             (in thousands, except percentages)
                                              1997        1996        1995
                                            --------    --------     ------
Sales
  Textile Chemical Specialties              $133,452    $120,301    $112,838
  Environmental Products and Services         55,362      54,045      54,969
                                            --------    --------    --------
    Total                                   $188,814    $174,346    $167,807
                                            ========    ========    ========

Operating Income
  Textile Chemical Specialties              $ 18,066    $ 13,480    $ 10,947
  Environmental Products and Services          5,370       4,142       4,030
                                            --------    --------    --------
    Total                                   $ 23,436    $ 17,622    $ 14,977
                                            ========    ========    ========

Operating Income as a Percentage of Sales
  Textile Chemical Specialties                 13.5%       11.2%        9.7%
  Environmental Products and Services           9.7%        7.7%        7.3%
    Total                                      12.4%       10.1%        8.9%


     All other financial information about business segments and foreign operations is included in Items 7 and 8 to this Annual Report on Form 10-K and is incorporated herein by reference.

     Unless noted otherwise, market share estimates contained in this Annual Report have been developed by the Company from internal sources and no assurances can be given regarding the accuracy of such estimates.

Textile Chemical Specialties Segment

     The Company's textile chemical specialty products business consists of textile chemicals and related organic products. The following table sets forth net sales by product line for the years indicated:
                                               Years ended  December  31,
Product  Line                                   1997       1996       1995
                                                ----       ----       ----
                                                    (in  thousands)
Textile  Chemicals
  - America &  Asia(1)                       $ 69,157    $ 59,438    $ 57,924
  -  Europe(2)                                 57,394      55,503      48,859
Organics                                        6,901       5,360       6,055
                                             --------    --------    --------
                                             $133,452    $120,301    $112,838
                                             ========    ========    ========

(1) Includes the Company's U.S., Mexico and Asia business units as well as sales to Canada and Latin America.
(2) Includes the Company's European business units as well as sales to the Middle East and Africa.

     Textile Chemicals. Chemical usage in the worldwide textile industry is divided among the fiber and yarn forming, fabric forming and wet processing industry segments. The Company participates in the largest segment, wet processing, which is divided into four major types: fabric preparation (scouring and bleaching), printing, dyeing and finishing.

     Constant developments in textile fibers, fashions, manufacturing processes and regulatory requirements create a continuing need for new chemicals. The Company capitalizes on these business opportunities through an ongoing process of product development. As part of this process, the Company's research and applications chemists respond to field requirements identified by sales and marketing personnel who maintain close contact with the Company's customers. In addition, management conducts research brainstorming sessions with both sales personnel and customers to identify product development needs.

     The Company markets its dyehouse products in the United States and Europe under the brand name TANATEX(R). The Company markets its fabric finishing products primarily in the United States under various names. In Europe, the Company has also developed proprietary technology and substantial market share in high-quality fabric and carpet printing applications.

     U.S. textile mills purchase their preparation and dyeing chemical requirements from large dyestuff suppliers and many small companies. The Company estimates the market segments for the preparation and dyeing chemicals in which it competes in the United States to be in excess of $650 million. The Company's major competitors in these segments include American Emulsions Company, Apollo Chemical Company, Ciba Specialty Chemicals, Henkel Corp., High Point Chemical Company, Piedmont Chemical Industries Inc. and Virkler Chemical Company.
Products sold by the Company to these market areas include surfactants for wetting and removal of impurities, stabilizers and detergents for use in bleaching, enzymes, agents to increase dye yield and provide smooth level shades, pH control agents and materials that prevent dye from washing out or degrading.

     The Company also services the Canadian and Mexican markets through its own local organizations in these countries, and uses various agents and licensees to access other Latin American markets. In November 1996, the Company opened a new manufacturing facility in Ocoyoacac, Mexico, which replaces a leased facility the Company occupied in Mexico City. The new facility enhances the Company's ability to supply the fast-growing Mexican and Latin American textile industry.

     The Company serves the growing Asian textile chemical market from its Taiwanese manufacturing facility. During the latter part of 1995, the Company set up a subsidiary in Seoul, Korea in order to service the Korean textile market. The results of the Korean subsidiary  during 1996 far exceeded the Company's first year  expectations and continued into 1997. However, the financial crisis that hit the southeast Asian economy during the latter half of 1997 and early 1998 adversely affected the Korean subsidiary primarily as a result of currency losses on foreign obligations. The Company continues to be optimistic about opportunities available in that market. The Company accesses the Asian market through a number of agents and distributors in the region.

     The U.S. fabric finishing market segment is dominated by a few large suppliers of commodity products such as glyoxal resins, acrylic polymers and melamine resins. The Company has chosen to participate in this segment as a supplier to selected specialty niches. The Company's product line includes specialty permanent press resins, hand modifiers (for products such as acetate linings, nylon jacket fabric and lace), fabric softeners for industrial use and flame retardants (used on industrial fabrics, drapes, wall coverings and curtains). Recognizing the inherent growth limitations in the North America textile industry, the Company focused its efforts in 1997 on increasing market share and improving profitability. Also, the Company expanded its sales coverage in areas such as Southern Georgia, Alabama, Tennessee, California, the Mid-West, the garment processing industry along the Texas/ Mexico border, as well as Western Canada. These marketing efforts enabled the Company to generate new business at improved margins. The Company also streamlined its product line and production to reduce costs and better serve its 800 customers.

     In July, 1997, as part of the Ivax acquisition, the Company obtained leading patents and formulations developed by Ivax for the use of enzymes to impart a "stone-washed" finish to denim. The Company intends to continue to support such product lines utilizing its existing manufacturing and distribution facilities in Wellford, South Carolina and other locations around the world. Management believes that the Ivax acquisition will enhance the Company's global position in the growing garment processing segment of the textile industry. See
Item  1 of  this  Annual  Report  and  Note  3  to  the  Consolidated  Financial
Statements.

     The Company has an important  position in the high quality and  technically
oriented  wet-end  processing   segment  of  the  European  textile  industry.
Management estimates the market segments for wet-end processing in which the Company competes in Europe to be in excess of $800 million. The textile manufacturing industry in Europe tends to be characterized by producers that are smaller and more oriented to fashion and quality than the producers in the United States. European customers rely to a large extent on the expertise and product development capabilities of their suppliers of dyehouse products. The Company believes that its technological capabilities and customer support services have enabled it to grow and gain a significant share of the dyehouse products market in Europe. The introduction of new products and technology played a very important role in the Company's growth. The introduction of new Cellolube(R) softeners and Protorez(R) resins for the finishing of textile products and new Plexene(R) and Tannex(R) products for the preparation of textile fabrics supported growth in 1997. Sales of environmentally friendly products meeting the severe European ecological requirements also continued to grow. These new product developments and qualitative customer support services are vital for the Company's ongoing growth.

     Some of the major chemical and dye companies in Europe, such as BASF, Bayer A.G., Ciba Specialty Chemicals, Clariant Ltd. and ICI are major competitors of the Company, as are some larger specialty chemical manufacturers such as Bohme, CHT, Lamberti and Rudolf.

     The Company serves approximately 2,000 customers in the major textile centers in Europe through its direct sales forces in Austria, Community of Independent States, France, Germany, Italy, Netherlands, Portugal, Spain and the United Kingdom; and through exclusive agency and distributor agreements in places such as the Baltic States, Belgium, Bulgaria, Denmark, Egypt, Finland, Greece, Hungary, Ireland, the Middle East, Morocco, Poland, Slovenia and Turkey.

     The Company also services the South African textile market through its own local sales organization and manufacturing facility near Durban.

  Organics. The Company markets its production capabilities and process expertise to major chemical companies that require custom synthesis and fine chemicals. The demand for the Company's technology in these areas has allowed its Wellford, South Carolina plant to utilize excess capacity and has enabled the Company to expand its capabilities and increase its overall margins. Clients for these services include some of the largest chemical companies in the United States. The Company plans to continue the marketing and development of its proprietary product line and utilizing excess capacity for custom manufacturing.

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

Environmental Products and Services Segment

     The Company's environmental products and services segment consists of ion exchange resins for use in home water softening and conditioning and industrial water treatment; biochemicals for treating industrial and sanitary waste, contaminated soil and groundwater; and specialty polymers. The following table sets forth net sales by product line for the years indicated:

                                             Year ended December 31,
                                             -----------------------
Product Line                            1997          1996           1995
------------                            ----          ----           ----
                                                (in thousands)

Water Treatment                       $32,644        $32,572        $34,750
Waste Treatment                        15,600         14,915         14,119
Specialty Polymers                      7,118          6,558          6,100
                                      -------        -------        -------
                                      $55,362        $54,045        $54,969
                                      =======        =======        =======


  Ion Exchange Resins. The Company's ion exchange resins, which are used to improve water quality, serve two distinct markets, industrial and household. Ion exchange resins are solid chemical compounds (polymers), generally in bead form, which are used primarily for the softening and demineralization of water and the removal of contaminants from other fluids. The softening and demineralization processes involve the exchange of acceptable ions which are originally chemically bound to the resins for undesirable ions present in water. The process is reversible in that the resins can be regenerated to their original ionic forms permitting continuous reuse. Depending upon the type of resin and application, resins will typically last for between three to ten years before replacement is necessary. Ion exchange resins are either anion exchange resins, which remove negatively charged ions, or cation exchange resins, which remove positively charged ions. Both cation and anion exchange resins are used in equipment for industrial applications, while only cation resins are used in home water softening equipment. The Company's ion exchange products are sold under the IONAC(R) tradename.

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

     During 1997, the Company continued to control and reduce its fixed costs supporting the ion exchange business in response to weakened market conditions and reduced profitability.

     On August 26, 1997, the Company entered into a ten-year supply agreement Dow pursuant to which Dow will provide the Company with substantially all of the Company's anion exchange requirements. Prior to this agreement, the Company independently manufactured all of its anion exchange resin requirements.

Pursuant to the agreement, Dow also will supply other anion resin products that will be additions or improvements to the Company's product line.

     A three-tiered channel of distribution exists in the U.S. industrial water treatment market. Resins for water treatment are sold directly to endusers by the resin manufacturer for replacement purposes and are sold to original equipment manufacturers ("OEM") for use in new equipment and to both OEM's and distributors for resale to replace resins in existing equipment. The number of major OEM's continued to decline during 1997 due to the acquisition of certain OEM's by companies such as U.S. Filter and Culligan. In early 1998, U.S. Filter announced it was acquiring Culligan. It is not possible to measure what impact, if any, this announced combination might have on the Company. The Company has developed close working relationships with the remaining major OEM's and selected distributors based on strong technical support and customer service. The ion exchange sales force, comprised of chemists and engineers, also maintains an active enduser contact program through which members of the sales force act as advisors on matters related to the various needs for quality water. This key customer service aspect of the Company's marketing strategy has enabled the Company to have its resins specified by numerous endusers. International business, representing approximately 35% of the Company's industrial ion exchange business, is conducted primarily through agents supported by the Company's in-house personnel. This area of the business grew substantially in 1997. The Company's industrial ion exchange resins are sold to approximately 150 customers.

     Other industrial ion exchange products manufactured and sold by the Company include electrodialysis membranes impregnated with ion exchange resins used primarily in the cleanup of automotive paint baths and in preparation of ultrapure water, and desalting kits used for low volume desalinization of water, which are primarily sold to governments and the air and marine transportation industries for emergency use, and selective ion exchange resins which are higher value added products which selectively remove contaminants from water and wastewater.

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

     Based on industry publications, the Company estimates the total U.S. market for ion exchange resins in 1997 to be approximately $175 million. Dow, Purolite Corporation and Rohm and Haas Co. are the major competitors in this segment. The ion exchange business requires significant investment in production facilities as well as specialized know-how in product synthesis, applications and customer support. As a result, it is difficult for companies not presently manufacturing ion exchange resins to enter this market.

  Biochemicals.   The  biochemicals  business  supplies  selectively  adapted bacterial strains under the BI-CHEM(R) trademark and appropriate application technology under the trade name Biosystems Engineering. The Company has established a leadership position in the waste degradation field through its development of highly active bacterial strains, as well as through its understanding of the optimal conditions for application of those strains to solve field problems. In the biodegradation process, bacterial strains which are developed under laboratory conditions through a process of natural selection and adaptation, reduce or eliminate specific contaminants by breaking them down into harmless components such as carbon dioxide and water. The Company's biochemical products are used in the treatment of industrial and municipal wastewater; the elimination of hazardous contaminants in soil and ground water caused by spills and leaking underground storage tanks; the operation of household and commercial septic systems; the reduction of fat and grease in places such as household drains, retention ponds and restaurant grease traps; and a variety of biologically based agricultural products to enhance plant growth and disease resistance for turf and row crops. The Company expects these markets to experience high growth due to the increasing emphasis on treating waste problems utilizing environmentally safe methods and minimizing the quantity of waste for disposal.

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

     For over thirty years, the Company has served the on-site waste treatment market (domestic and institutional septic systems). Over the past few years, the Company has expanded its presence in this market segment through the introduction of biological formulations for additional institutional and household utilization, such as bathroom and carpet deodorizers as well as fat and grease digesters for unclogging drains and pipes in bathrooms, kitchens and fast food restaurants. The Company supplies a biologically active formulation to a major consumer products company for use in their biological drain maintenance product. This product, which eliminates deposit buildup in drain lines and prevents its recurrence, has demonstrated technical superiority since its introduction.

     In 1995, the Company began supplying a new biologically active formulation designed to enhance septic tank performance. This product is being marketed by the same company that markets the drain maintenance product with the Company's formulation. The Company believes that its septic tank product is superior to other similar products currently sold in the market place and that the growth potential for septic treatment products is significant. Studies indicate that only 10% of households with a septic waste treatment system utilize septic treatment products.

     The Company's biochemical products are developed and manufactured in a facility located in Salem, Virginia, where up-to-date research, quality control, and product development laboratories are located together with fermentation, blending and packaging operations.

     There are a few other companies that grow and sell bacterial strains but Management believes that the Company's products have achieved a higher degree of technological and regulatory acceptance than its direct competitors' products. Management also believes that the Company has developed unique application know-how in this area.

  Specialty Polymers. The specialty polymers business supplies polymer beads for use as binders in dry toners for office copy machines and laser printers and other polymeric materials for use in adhesives and coatings. The Company's products in this segment represent a small portion of the total specialty polymers market. The Company's customers include major laser printer equipment manufacturers, independent toner manufacturers and major adhesive and tape suppliers. During 1997, the Company substantially increased its sales in the rapidly growing toners market through the dedication of additional marketing and research resources to the business, resulting in new products and new customers.

Employees and Labor Relations

     At December 31, 1997, the Company had 738 employees worldwide, of whom 70% were salaried employees and 30% were hourly employees, with 90 employees in management and administration, 230 in sales and marketing, 71 in engineering and research, and 347 in production. The hourly employees at the Company's Birmingham, New Jersey facility are covered by collective bargaining agreements with two unions. These labor agreements will expire on April 11, 1999. Employees at the Ede, Holland facility are all members of national unions, which is customary in Holland. The Company considers its relations with its union and non-union employees to be satisfactory.

Risks Attendant to Foreign Operations

     The Company conducts its business in numerous foreign countries and as a result is subject to risks of fluctuations in exchange rates of various foreign currencies and other political and economic risks associated with international business. The Company's foreign entities report their assets, liabilities and results of operations in the currency in which the foreign entity primarily conducts its business. The foreign currencies are ultimately translated into U.S. dollars for financial reporting purposes.

     For the fiscal years 1997, 1996, and 1995, approximately 46.0%, 45.4% and 41.9%, respectively, of the Company's net sales were to customers outside the United States, predominantly in Western Europe, with most of the balance in Canada, Mexico and the Far East.

     For the fiscal years 1997, 1996 and 1995, approximately 73%, 60% and 62%, respectively, of the Company's identifiable assets were in North America. The remainder of the Company's identifiable assets were predominantly in Western Europe although the Company does lease small production facilities in Taiwan and South Africa.

     For the fiscal years 1997, 1996 and 1995, the Company derived 48%, 44% and 56%, respectively, of its operating income from the America Division. The America Division consists of the Company's subsidiaries in the United States, Canada, Mexico and the Far East. The balance of the Company's operating income was principally derived from the Company's European subsidiaries.

Raw Materials

     The Company purchases various raw materials including caustic soda, sulfuric acid and surface active agents from a number of suppliers and does not rely on a sole source to any material extent. One of the Company's major raw materials is styrene, which is available through a number of suppliers but which the Company obtains from one supplier with which the Company has a favorable supply agreement. The Company does not foresee any significant difficulty in obtaining necessary raw materials or supplies.

Research and Development

     Each of the Company's individual business groups has its own dedicated research and development activities. The Company's research and development in textile chemicals has created several new products in the past year. Products developed include: environmentally friendly dye machine cleaners, EnviroShine for the interior and SurfcleanTM for the exterior; Ultralux, an innovative non-yellowing softener for unique fabric finishing; Astralplush(R) for the bulking of polypropylene and polyester fiber to impart a more luxurious hand; Astralprint(R) which greatly improves dye fastness on pigment printed fabrics; and Tanacid(R) NA, an environmentally friendly replacement for Acetic Acid.

     The research effort in ion exchange products is dedicated toward improving existing products and processes as well as new product development. During 1997, several new products used to make toners for desk-top laser printers were developed and introduced into the toner/polymer product line.

     Research efforts in the biochemical business focused on new products in the consumer, agricultural, industrial wastewater and institutional markets. In the consumer segment, the Company developed new and improved formulations for the improvement of on-site septic systems and drain maintenance.

     Research and development expenditures for 1997, 1996 and 1995 were $3.7 million, $4.2 million and $3.9 million, respectively.

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

     Periodically, the Company is advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on seven other hazardous waste sites where it could be named as a potentially responsible party. All of these claims relate to disposition of waste occurring prior to the Company's acquisition of the Sybron Chemical Group.

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

     The Company has identified certain soil and groundwater contamination at its Birmingham, New Jersey facility. The Company has conducted extensive sampling plans for both soil and groundwater and has proposed a remedial action work plan (the "Work Plan") to the New Jersey Department of Environmental Protection (DEP) related to the cleanup of the Birmingham facility. DEP has conditionally approved the Work Plan and the Company has completed most of the cleanup and has performed some additional sampling based on the DEP's conditional approval. The remedial activities pursuant to the Work Plan are continuing and are expected to be completed by the end of 1998.

     The Company has identified certain soil and groundwater contamination at its facility in Wellford, South Carolina. The Company submitted a proposed sampling and testing program to the South Carolina Department of Health and Environmental Control (DHEC) for its review. The DHEC has approved the Company's proposed action for the next phase of the investigation and remediation of potential groundwater contamination. The remedial activities related to this program are in progress at this time.

     The Company has completed a number of studies to identify the extent of certain soil and groundwater contamination at its manufacturing facility in Ede, Holland and other facilities owned by third parties which are adjacent thereto (collectively, the "Dutch Facilities"). As a result of these studies, the Company is presently remediating certain contamination at its Ede facility. An environmental consulting firm is performing additional studies and has developed a plan of remediation for the Dutch Facilities. The plan was presented to the local and provincial government officials at the end of 1997. The approval process for this plan is expected to be completed by mid-year 1998.

     The Company has not identified any sites which may require  remediation but
which  have  not  been  cited   specifically   by  regulatory   authorities  for
noncompliance with environmental rules and regulations.

     Although there can be no assurance regarding the outcome of environmental proceedings, the Company believes that it has made adequate accruals to cover all cleanup and other related costs with respect to environmental problems of which it is aware. The Company believes that the environmental matters described above, individually or in the aggregate, will not have a material adverse effect on the financial position, capital expenditures, cash flow, operating results or competitive position of the Company.

Patents and Trademarks

     The Company's products are sold under a variety of trademarks and trade names. The Company owns all of the trademarks and trade names that the Company believes to be material to the operation of its business, including the BICHEM(R), IONAC(R), AURALUXTM, TANATEX(R), JERSEY STATETM and BLUE-J(R) trademarks. The Company believes such trademarks have widespread commercial recognition in their respective fields. The Company also owns various patents and considers selected patents related to its textile chemicals and biochemicals to be of commercial significance. The Company does not believe any single patent is material to the operations of its business as a whole.


ITEM 2.  Properties

Facilities

     The Company's largest production facility in Birmingham, New Jersey, is located on 75 acres of a 500 acre site owned by the Company. This facility is located in a rural area approximately 23 miles from Philadelphia, Pennsylvania where it produces two major product lines: ion exchange resins and specialty polymers. This plant accounted for approximately 19%, 24% and 25% of 1997, 1996 and 1995 total sales, respectively. The Company presently has no plans to sell or to develop its undeveloped real estate in New Jersey.

     At December 31, 1997, the Company occupied five other U.S. facilities: (i) a 22 acre site owned in Wellford, South Carolina producing textile chemicals and organics, which accounted for approximately 24%, 26% and 28% of 1997, 1996 and 1995 total sales, respectively, (ii) a two-acre owned facility in Salem, Virginia producing biochemicals, (iii) a five-acre owned facility in Salem, Virginia used for packaging and warehousing biochemicals, (iv) a two-acre leased facility in Dalton, Georgia used for warehousing textile chemicals, and (v) a nine-acre site owned in Norwich, Connecticut producing textile chemicals.

     The Company owns a production center consisting of a five-acre facility in Ede, Holland producing textile chemicals. This plant accounted for approximately 30%, 32% and 29% of 1997, 1996 and 1995 total sales, respectively. The Company also leases small production facilities in South Africa and Taiwan. In 1996 the Company completed a new production facility in Ocoyoacac, Mexico on land owned by the Company. This facility replaces a production facility in Mexico City that was previously leased.

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

     In addition to offices maintained at its production facilities, the Company leases sales office space in (i) Vienna, Austria, (ii) Burlington, Canada, (iii) Oldham, England, (iv) Lyon, France, (v) Krefeld, Germany, (vi) Milan, Italy,
(vii) Yokohama, Japan, (viii) Seoul, Korea, (ix) Guimaraes, Portugal, (x) Moscow, Russia, (xi) Barcelona, Spain and (xii)

Elmwood Park, New Jersey. The Company's office and warehouse space is currently adequate for its needs. The leases are for total periods of one to five years at commercial rates. Management believes that suitable equivalent facilities could be obtained in each of the cities in which the Company maintains offices.


ITEM 3.  Legal Proceedings

     Periodically, the Company is advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on several other hazardous waste sites where it could be named as a potentially responsible party. All of these claims relate to the disposition of waste occurring prior to the Company's acquisition of the Sybron Chemical Group. In connection with that acquisition, the Company agreed to assume all liabilities relating to environmental matters arising as a result of the prior conduct of the business of the Sybron Chemical Group. The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for noncompliance with environmental rules and regulations.

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

     In November 1997, the Company was served with a Complaint filed by William Steiner, a stockholder, on behalf of himself and all others similarly situated, against the Company, Messrs. Tomfohrde, Barton, and Schorr (in their capacities as directors of the Company) and Dr. Klein and Mr. Schroeder (in their capacities as directors and officers of the Company) in the Court of Chancery of the State of Delaware in and for New Castle County. The Complaint alleged that the defendant directors and officers breached their fiduciary duties to the public stockholders in connection with the offer made by the Investor Group to the Company to acquire the outstanding shares of Common Stock not already owned by the members of the Investor Group by allegedly failing to solicit and consider competing bids for the Company and by offering an allegedly inadequate price for the publicly held shares. Plaintiff sought as relief an order (i) declaring the suit a proper class action, (ii) ordering the defendants to carry out their fiduciary duties, (iii) ordering the defendants to account to plaintiff and the purported class members for all present and future damages,
(iv) awarding attorney fees and costs, including expert fees, and (v) granting such other relief as the court may deem appropriate. The Merger Agreement that ultimately resulted from the Investor Group's offer was terminated on February 11, 1998. A stipulation of dismissal of the Steiner lawsuit was filed with the Court of Chancery by the parties on March 30, 1998.

     In addition to the lawsuit described above, in October 1997, a similar lawsuit was purportedly filed by Michael Fegan, on behalf of himself and all others similarly situated, against the Company and certain of its officers and directors in the Court of Chancery of the State of Delaware in and for New Castle County. The Company was informed by the purported named plaintiff that the Fegan Complaint had been filed without his knowledge and consent and that he had so informed the law firm that filed the Complaint. On October 28, 1997, attorneys for the plaintiff in the Fegan Complaint filed a Notice of Dismissal dismissing the lawsuit without prejudice, subject to the approval of the Court. The Court so ordered the dismissal on November 5, 1997.

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

                                     PART II


ITEM 5.       Market for the Registrant's Common Stock and Related
              Stockholder Matters.

     Since its inception the Company has not paid any dividends on its Common Stock (the "Common Stock"). Under the terms of its existing bank debt agreement, the Company is required to comply with certain debt covenants which require certain levels of cash flow and equity to be maintained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Annual Report and Note 7 to the Consolidated Financial Statements also contained herein. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, cash flow and the covenants contained in the bank agreement. The Company has no present intention to pay cash dividends on its Common Stock.

     Based upon record ownership as of February 28, 1998, the approximate number of record holders of the Common Stock is 600. A significant number of shares of the Common Stock is held in street name by various institutions for the benefit of their clients.

     The Common Stock began trading on The American Stock Exchange ("AMEX") under the symbol "SYC" on October 10, 1996. Prior to October 10, 1996, the Common Stock traded on The Nasdaq National Market under the symbol "SYCM". The following table sets forth the high and low sale prices of the Common Stock as reported by the Nasdaq National Market and the AMEX for each of the quarters indicated.

                                         1996             High           Low

              First Quarter.........................    $13 1/2        $10 1/4
              Second Quarter........................     14 1/2         12 1/2
              Third Quarter..........................    15 3/4         13 1/2
              Fourth Quarter.........................    16 5/8         13 3/4

                                         1997             High           Low

              First Quarter..........................   $18 1/4        $15 3/4
              Second Quarter.........................    19 5/8         16
              Third Quarter..........................    25 5/8         19 1/8
              Fourth Quarter.........................    34 1/2         25


ITEM 6.  Selected Financial Data

     The following selected financial data has been derived from the Company's annual financial statements and should be read in conjunction with the consolidated balance sheet at December 31, 1997 and 1996 and the related consolidated statements of income and of cash flows for the three years ended December 31, 1997 and notes thereto. See Item 8, Financial Statements and Supplementary Data, contained in this Annual Report.


                                                            Year Ended December 31,

                                                     1997        1996       1995        1994        1993
                                                     ----        ----       ----        ----        ----
                                                (In thousands, except share and per share amounts)

Statement of Operations:
  Net sales                                       $188,814    $174,346    $167,807    $145,726    $135,972

  Operating income                                  23,436      17,622      14,977      15,756      15,281

Income before extraordinary items and cumulative
 effect of accounting  changes                      10,640       8,514       6,329       7,638       7,453

Extraordinary items (1)                                 --          --          --          --      (2,197)

Cumulative effect of accounting changes (2)             --          --          --          --      (9,316)

Net income (loss)                                   10,640       8,514       6,329       7,638      (4,060)

Income per share before extraordinary items
 and cumulative effect of accounting changes      $   1.88    $   1.51    $   1.12    $   1.35    $   1.32

Extraordinary items (1)                                 --          --          --          --        (.39)

Cumulative effect of accounting changes (2)             --          --          --          --       (1.65)

Net income (loss) per share
 Basic                                                1.88        1.51        1.12        1.35        (.72)
 Diluted                                              1.84        1.50        1.12        1.35        (.72)

Weighted average shares outstanding
 Basic                                             5,666,683   5,650,560   5,650,560   5,653,035   5,650,560
 Diluted                                           5,793,770   5,669,893   5,650,560   5,655,481   5,650,562




                                                                                         Year Ended December 31,

                                                              1997          1996           1995           1994          1993
                                                              ----          ----           ----           ----          ----
                                                                                      (In thousands)

Balance Sheet Data:
  Cash and cash equivalents                                $ 26,592       $ 14,909       $ 11,284       $ 6,975       $ 9,719

  Working capital                                            43,431         38,667         38,495        35,507        29,535

  Total assets                                              150,233        117,064        111,329        93,934        91,805

  Long-term debt                                             27,390         17,787         22,532        20,366        20,777

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


     The following table sets forth certain information about the Company's two business segments


                                                                    Year Ended December 31,
                                                 1997                      1996                     1995
                                         --------------------      --------------------      ------------------
                                                      % of                       % of                    % of
                                          Amount     Sales         Amount       Sales         Amount    Sales
                                          ------     -----         ------       -----         ------    -----
                                                                      (dollar amounts in thousands)
Sales:
 Textile Chemical Specialties            $133,452    70.7%         $120,301     69.0%        $112,838   67.2%

 Environmental Products and Services       55,362    29.3            54,045     31.0           54,969   32.8
                                          -------    ----           -------     ----         --------  -----

   Total                                 $188,814   100.0%         $174,346    100.0%        $167,807  100.0%
                                         ========   ======         ========    ======        ========  ======

Cost of Sales:
 Textile Chemical Specialties             $77,556    58.1%          $71,785     59.7%        $ 70,393   62.4%

 Environmental Products and Services       37,624    68.0            38,405     71.1           40,152   73.0
                                           ------   ------           ------     ----          -------   ----

   Total                                 $115,180    61.0%         $110,190     63.2%        $110,545   65.9%
                                         ========    =====         ========     =====        ========   =====

Gross Margin:
 Textile Chemical Specialties             $55,896    41.9%         $ 48,516     40.3%        $ 42,445   37.6%

 Environmental Products and Services       17,738    32.0            15,640     28.9           14,817   27.0
                                           ------   ------           ------     ----         --------   ----

   Total                                  $73,634    39.0%         $ 64,156     36.8%        $ 57,262   34.1%
                                          =======    =====          =======     =====         =======   =====

Operating Expense:
 Textile Chemical Specialties             $37,830    28.4%         $ 35,036     29.1%        $ 31,498   27.9%

 Environmental Products and Services       12,368    22.3            11,498     21.3           10,787   19.6
                                           ------   ------           ------     ----         --------   -----
 Total                                    $50,198    26.6%         $ 46,534     26.7%        $ 42,285   25.2%
                                          =======    =====          =======     =====         =======   =====

Operating Income:
 Textile Chemical Specialties             $18,066    13.5%         $ 13,480     11.2%        $ 10,947    9.7%

 Environmental Products and Services        5,370     9.7             4,142      7.7            4,030    7.3
                                           ------   ------          -------     ----         --------   ----

   Total                                  $23,436    12.4%         $ 17,622     10.1%        $ 14,977    8.9%
                                          =======    =====          =======     =====         =======   =====


Overview

     The Company had a record year in 1997. Sales increased 8.3% to $188.8 million from $174.3 million in 1996. Operating income for the year was $23.4 million, an increase of 33.0% over the $17.6 million recorded the prior year. Net income was $10.6 million or $1.88 per share, compared with $8.5 million or $1.51 per share in 1996, an increase of 25.0%. On a fully diluted basis, net income was $1.84 per share versus $1.50 per share for 1996.

     The Company acquired the garment processing and textile chemical business from Ivax Industries at the end of July 1997. This business added approximately $8.2 million in sales for the five months it was owned by the Company. The Company also sold its membrane business in mid-December. Sales for this business were $3.1 million in 1997.

     In October 1997, the Company received a proposal from an investor group comprised primarily of certain executive officers of the Company and Citicorp Venture Capital Ltd. to purchase for cash all outstanding shares not already owned by them. On February 11, 1998, the merger agreement was terminated. The action came after the Company and the investor group were informed by the Special Committee of the Company's Board of Directors that it was withdrawing its support for the transaction. The Company recorded a charge of $1.3 million in the fourth quarter of 1997 for costs associated with the terminated merger agreement. See Item 1. Business - General in this Annual Report.

Operations

1997 Compared to 1996

     Sales for 1997 improved 8.3% over 1996 led by the Textile Chemical Specialties segment, which grew 10.9%. Sales in the Environmental Products and Services segment increased 2.4% compared with the prior year.

     The growth in the Textile Chemical Specialties segment resulted primarily from combined North America and Asia textile chemical sales which increased 18.2% over 1996. This was the result of: the initial five months of sales from the acquisition in late July of the garment processing and textile chemical business from Ivax Industries; strong growth in Mexico, Taiwan, Korea and Canada; new product introduction and market expansion in several southern states; and increased custom toll manufacturing in the related organics business. These more than offset the continued weakness in the U.S. textile markets. Sales in Europe improved 2.4%, in terms of U.S. dollars. This resulted from a substantial physical quantity increase of 15.0% due to geographic market expansion and new product sales, which more than overcame an overall 1.3% average selling price decrease and a net negative currency impact of approximately 14% primarily related to the stronger U.S. dollar versus the Dutch guilder.

     The three major product lines in the Environmental Products and Services segment all showed modest improvements over the prior year. The increase in the ion exchange product line was primarily a result of new and regained customers and an overall volume increase in the household resin market. The full-year impact of the acquisition of Chemical Images in June 1996 and new toner business contributed to the improvement in the specialty polymer product line. The biochemical product line increase was due to: substantial improvements in Europe primarily in consumer, marine, industrial and municipal applications; and increased usage in the treatment of industrial and municipal wastewater in the U.S.; all somewhat offset by a downturn in the consumer product line in the U.S. Overall average selling prices in this segment were relatively flat in 1997 versus the prior year.

     The gross margin for 1997 was 39.0%, a substantial improvement over the 36.8% experienced the prior year. Gross margins in the Textile Chemicals Specialties segment increased to 41.9% versus last year's rate of 40.3%. Margins in the North America and Asia markets improved to 32.2% in 1997 from last year's 29.4% due to: new product sales which command a higher margin; the elimination of several low margin products in the U.S.; a slight decrease in raw material costs; substantial sales increases in Mexico which carry higher margins; and additional cost controls. In the organics chemical business, margins also improved primarily as the result of the increase in higher margin toll manufacturing. The margins in Europe increased to 55.0% from 53.1% in 1996. This improvement was due to the continued favorable impact of a weaker Dutch guilder as compared with certain other European currencies, coupled with new product sales that carry higher margins.

     Year-to-year improvements in all the product lines in the Environmental Products and Services segment resulted in a gross margin of 32.0% for this segment, as compared to 28.9% in 1996. Margins in the ion exchange product line were impacted by lower raw material costs, production related efficiencies and improved fixed cost controls. These offset a slight decrease in average selling prices and higher freight costs. Costs for styrene, the major raw material, remained stable. Production efficiencies and improved cost controls helped improve the margins in the specialty polymers product line. Biochemical margins increased over 1996 due to an overall average selling price increase, production efficiencies and a favorable product/customer mix.

     Operating expenses as a percent of sales were 26.6% in 1997, essentially unchanged from 1996's mark of 26.7%. The Textile Chemical Specialties segment expenses as a percent of sales in 1997 decreased to 28.4% from 29.1% in 1996, primarily the result of favorable impacts from Europe due to the Dutch guilder/dollar exchange rate and lower environmental costs. Operating expenses as a percent of sales in the Environmental Products and Services segment increased to 22.3% from 21.3% last year. This was primarily the result of increased legal accruals (primarily in the ion exchange product line), higher provisions for doubtful accounts in specialty polymers, and overall stepped-up marketing efforts in several of the segment's product lines.

     The Company's provision for income taxes was computed using applicable prevailing income tax rates. The Company's effective tax rate of 41.1% for 1997 was only slightly higher than last year's rate of 40.9%.

     Other income (expense) was ($5.4) million for 1997 versus ($3.2) million in last year's comparable period. The increase was primarily due to $1.3 million in costs associated with the terminated merger agreement transaction coupled with $.6 million in foreign exchange losses related to the devaluation of Asian currencies, primarily the Korean won.

1996 Compared to 1995

     Total sales increased 3.9% in 1996 as compared to the prior year on the strength of a 6.6% improvement in the Textile Chemical Specialties segment. Sales in the Environmental Products and Services segment declined by 1.7% in 1996 compared to 1995.

     In the Textile Chemical Specialties segment, sales in the North America, Asia and Europe divisions improved over the prior year. North America and Asia division sales improved by 2.6% over 1995. A substantial increase in textile chemical volume in Mexico, smaller increases in Canada and Taiwan, new product sales in the U.S., and the impact of the first full year of sales in Korea more than offset the continued general weakness in the U.S. textile market, the decline in the related organic chemicals business due to reduced customer toll manufacturing requirements, and a slight drop in average U.S. selling prices. Europe division sales improved 13.6% in terms of U.S. dollars and 16.5% in terms of local currencies. Physical volume increased 11.5% primarily due to the Company's continued success in penetrating newer geographical markets as well as new product introductions. Overall selling prices in terms of Dutch guilders improved versus the prior year.

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

     The overall gross margin for 1996 increased to 36.8% from 34.1% in 1995 as both of the Company's segments showed year-to-year improvements. In the Textile Chemicals Specialties segment, the gross margin increased to 40.3% from the prior year's 37.6%. The gross margin in North America and Asia increased almost 1 percentage point to 29.4% due to reduced freight expenses, production improvements and lower raw material costs. These were partially offset by a slight reduction in selling prices and higher manufacturing expenses. Selling price increases, new products selling at higher margins, lower raw material costs and the continued favorable currency impact of a weaker Dutch guilder as compared with the other European currencies, all combined to increase the gross margin in Europe to 53.1% from 49.6% in 1995.

     The gross margin in the Environmental Products and Services segment was 28.9% in 1996, an improvement of almost two percent compared to the prior year. Gross margin in the ion exchange product line improved as a result of lower raw material costs, primarily styrene, and production cost controls, partially offset by lower selling prices, increased freight costs, unfavorable manufacturing variances and reduced inventory levels. Gross margin also increased significantly in the specialty polymer product line due to higher overall average selling prices, reduced raw material costs, principally styrene, and the favorable impact of higher margins gained from the June 1996 purchase of the Chemical Images specialty polymer business. Biochemical product line margins showed a small increase due to a slight decrease in raw material costs combined with a slight increase in selling prices. The membrane product line gross margin declined in 1996 as compared with 1995 due to overall average selling price decreases and unfavorable manufacturing inventory variances which were partially offset by lower raw material costs and continued cost controls.

     Operating expenses as a percent of sales for 1996 increased to 26.7% as compared to 25.2% for 1995. In the Textile Chemical Specialties segment, expenses as a percentage of sales increased as a result of headcount additions in R&D and marketing in North America and increased environmental, compensation and legal costs. Similarly, marketing staff additions, higher legal and compensation costs and the slightly lower overall sales also resulted in an increase in the Environmental Products and Services segment expenses as a percent of sales.

     The Company's provision for income taxes was computed using applicable prevailing income tax rates. The Company's effective tax rate of 40.9% for 1996 was essentially equal to the applicable rate for 1995.

     Other income (expense) was ($3.2) million for 1996 versus ($4.3) million in 1995. Lower interest expense related to a reduction in the amount of outstanding debt, lower amortization expense and the absence of a large non-recurring 1995 translation loss on Europe intercompany accounts resulted in over a $1 million favorable year-to-year comparison.

Environmental Matters

     The manufacture of the Company's products, and in some cases their storage, transportation and disposal, involve a number of environmental considerations. See Item 1 Environmental Matters - in this Annual Report and Note 11 - Commitments and Contingencies, to the Company's Consolidated Financial Statements contained in this Annual Report.

     During 1997, 1996 and 1995 the Company incurred approximately $79,000, $172,000 and $389,000, respectively, of costs in connection with the ongoing review of possible soil and ground-water contamination at its Birmingham, New Jersey facility and approximately $7,000, $26,000 and $10,000, respectively, in measuring the extent of contamination at its Wellford, South Carolina facility.

Since July 1987, the Company has incurred approximately $4.7 million in costs in order to identify and remediate certain soil and groundwater contamination at various facilities which it currently or formerly occupied in the State of New Jersey. Approximately $4.2 million of these expenditures were charged against the liability established at the time the Company acquired the Sybron Chemical Group from Sybron Corporation. The remaining expenditures have been treated as land improvements.

     During  1997,  1996,  and 1995 the Company  spent  approximately  $122,000,
$66,000 and $70,000, respectively, to identify and remediate certain soil contamination at its facility in Ede, Holland which existed at the time the Company acquired this facility from Sybron Corporation. Approximately $75,000 and $57,000 of the costs incurred in 1997 and 1996, respectively, were charged against amounts previously reserved.

     The cost of remediating contamination at the Company's existing facilities is not expected to have a material adverse effect on the Company's annual operating results, cash flow or financial condition. At December 31, 1997, the Company has accrued approximately $1,349,000 to offset future environmental assessment and remediation costs.

Liquidity and Capital Resources

     Cash and cash equivalents of $26.6 million as of December 31, 1997 were $11.7 million over the December 31, 1996 balance of $14.9 million, an increase of 78.4%.

     Net cash flow generated by operating activities totaled $25.6 million for the year versus $17.5 million for the same period in 1996. This increase principally was due to increased net income and higher payable balances, including a $3.8 million tax refund paid in error by the Netherlands government. This refund was returned to the taxing authorities early in 1998. Higher accounts receivable and inventory balances due to increased business activity were the principal uses of operating cash.

     Net cash used by investing activities totaled $22.3 million for 1997 as compared with $7.5 million for the comparable 1996 period. This increase was the result of the Ivax Acquisition in July 1997, coupled with higher capital expenditures in 1997 due to manufacturing plant upgrades in the U.S. and Mexico.

     Net cash provided by financing activities for the year was $11.0 million primarily due to funding the Ivax acquisition versus a $5.1 million net cash usage for the year 1996.

     The Company has a $40 million unsecured multi-currency revolving line of credit with CoreStates Bank, which expires in February 2002. The amount owed under this credit facility was $17.7 million as of December 31, 1997.

     The Company expects its 1998 capital expenditures for existing operations to be somewhat lower than the 1997 levels. The Company believes that anticipated cash flow from operations, its working capital and amounts available under its revolving credit facility will be sufficient to meet the Company's liquidity and capital requirements through 1998. However, the Company may seek, as required, equity or debt financing to provide capital to fund strategic business opportunities, including possible business acquisitions, which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including the nature and size of strategic business opportunities that the Company may elect to pursue.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, except the Company's Mexican subsidiary, the Company has determined the functional currencies are the subsidiaries' local currency. The Company's Mexican subsidiary's functional currency is considered to be the U.S. dollar because of that country's designation as a highly inflationary economy. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries, which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. Overall, the Company recognized an exchange loss of $0.8 million in the twelve month period ended December 31, 1997 versus currency exchange income of $0.1 million in the similar period in 1996.

Year 2000

     Based on a preliminary study, the Company expects to spend and expense approximately $.2 million from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Company has initiated a project in Europe to replace existing business and accounting systems. The new system will accommodate the adoption of the Euro currency, and is also Year 2000 compliant. The Company expects to incur capital expenditures of less than $1 million, primarily for computer hardware and software, related to this system implementation project. Such amounts are included in the estimated capital expenditures discussed above. Internal staffing costs and all reengineering costs, if any, associated with this and any other system implementation project will be expensed as incurred. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations nor does it currently anticipate any material disruption in its business operations as a consequence of the Year 2000 issue.

Inflations and Trends

     United States - Average selling prices in the U.S. increased by less than 0.2% during 1997. Overall raw material costs dropped 1.5%. The cost of styrene, one of the major raw materials in the Environmental Products and Services segment, remained relatively flat in 1997 versus the prior year.

     Europe - Average selling prices in the Europe division's textile chemical product line dropped 1.3% while raw material costs increased slightly.

     Sales growth in the Textile Chemical Specialties segment for 1998 should be favorably impacted by the full year effect of the Ivax Acquisition. The Company is focusing on increasing market penetration in existing major markets such as the U.S. and Europe and growing developing markets in Latin America, Asia, Eastern Europe and the Middle East. The Company will continue new product development including more environmental friendly alternatives for existing products.

     Growth opportunities in the Environmental Product and Services segment include: further penetration into the toner and laser printer markets; increased share of the U.S. and export ion exchange markets; and expansion of the biochemical waste treatment and consumer/ institutional business in the U.S. and Europe.

     In addition, the Company continues to actively pursue niche acquisitions that, together with synergies gained with the existing businesses, would provide both top and bottom line growth and accretive earnings per share.


ITEM 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements and supplementary data as set forth in Item 14(a)(1) and (2).


ITEM 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure

     None

                                    PART III

ITEM 10.        Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company, their ages and their positions are set forth below:

Name                       Age          Position

Richard M. Klein.........  60           President, Chief Executive
                                         Officer and Director
Stephen R. Adler.........  48           Vice President, Human Resources
Joe J. Belcher...........  56           Vice President-Textile Chemicals,
                                         North America
Peter de Bruijn..........  49           Managing Director,Europe Division
Albert L. Eilender.......  55           Executive Vice President,
                                         Corporate Development
Dennis J. Fiore..........  46           Vice President, Finance
                                         and Chief Financial Officer
John McPeak..............  43           Vice President, Biochemicals
John H. Schroeder........  47           Executive Vice President
                                         Environmental Products and
                                         Services and Director
David I. Barton..........  59           Director
Paul C. Schorr IV........  30           Director
Heinn F. Tomfohrde, III..  64           Director

     Dr. Klein has been a director of the Company and its President and Chief Executive Officer since its inception in 1987. Since 1969 and until July 1987, Dr. Klein served in various managerial positions with the Sybron Chemical Group, becoming its senior executive officer in 1978. He holds a Ph.D. in Chemistry from the University of Illinois. Dr. Klein currently serves as a director of the Nash Engineering Company and Mannington Mills, Inc. He is a nominee for director at the 1998 Annual Meeting of Stockholders.

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

     Mr. Eilender joined the Company in May 1996 as Executive Vice President, Corporate Development. Prior to joining the Company, he spent twenty-eight years at Cambrex Corporation and its predecessor company in various managerial positions.

     Mr. Fiore joined the Company in August 1997 as Vice President, Finance and Chief Financial Officer. He also holds the positions of Treasurer and Corporate Secretary. Prior to joining the Company, he was Vice President, Finance and Chief Financial Officer of InterMetro Industries Corporation.

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

     Mr. Barton has been a director of the Company since July 1996 and served as Chairman, President and Chief Executive Officer of OSi Specialties, Inc. from March 1993 until October 1995. During the previous five years, Mr. Barton was Senior Vice President and General Manager of the Specialty Derivatives business at International Specialty Products, Inc. Mr. Barton currently serves as a director of the University of Connecticut Foundation. His term as a director will expire in 2000.

     Mr. Schorr has been a director of the Company since February 1997 and has been a Vice President of Citicorp Venture Capital Ltd. since 1996. Prior to joining Citicorp in 1996, Mr. Schorr was a consultant with McKinsey & Company, Inc. Mr. Schorr currently serves as a director of Inland Resources and Fairchild Semiconductor. He is a nominee for director at the 1998 Annual Meeting of Stockholders.

     Mr. Tomfohrde has been a director of the Company since June 1992 and served as President, Chief Operating Officer and Director of International Specialty Products Inc. and its predecessor company, GAF Chemicals Corporation, from 1987 to 1991. Since 1991, Mr. Tomfohrde has been an independent business consultant and currently serves as a director of Harris Chemical Group, Inc. and McWhorter Technologies Inc. His term as a director will expire in 2000.

ITEM 11.        Executive Compensation

     The information required by this Item 11 is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 12.        Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 13.        Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

(a)    (1)      Financial Statements

                                                                         Page
                Report of Independent Accountants.......................  F-2

                Consolidated Balance Sheets as of December 31, 1997
                  and 1996..............................................  F-3

                Consolidated Statements of Income for the years
                  ended December 31, 1997, 1996 and 1995................  F-4

                Consolidated Statement of Stockholders' Equity for the
                  years ended December 31, 1997, 1996 and 1995..........  F-5

                Consolidated Statement of Cash Flows for the years
                  ended December 31, 1997, 1996 and 1995................  F-6

                Notes to Consolidated Financial Statements..............  F-7

       (2)      Financial Statement Schedules
                The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 is filed as part of this report and should be read in conjunction with the consolidated financial statements set forth in Item 8.
                                                                          Page

                Schedule VIII - Valuation and Qualifying Accounts.......   S-1

                Schedules other than that listed above are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

       (3)      Exhibits and Exhibit Index

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

                10.11* Employment Agreement, dated April 19, 1996, with Albert L. Eilender. (4)

                10.12 Asset Purchase Agreement by and among Ivax Corporation, Ivax Industries Inc., Ivax Industries Canada, Inc., Ivax Industries U.K., Ltd. and Sybron Chemicals Inc. dated
                                  July 29, 1997. (5)

                21                Subsidiaries of the Registrant (6)

                24                Powers of attorney of directors of the
                                  Registrant. (6)

                27                Financial Data Schedule (6)

--------------------
      (1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-46091) and incorporated herein by reference.
      (2) Previously filed as an Exhibit to the Registrant's 1992 Form 10-K and incorporated herein by reference.
      (3) Previously filed as an Exhibit to the Registrant's 1994 Form 10-K and incorporated herein by reference.
      (4) Previously filed as an Exhibit to the Registrant's 1996 Form 10-K and incorporated herein by reference.
      (5) Previously filed as an Exhibit to Registrant's Form 8-K filed October 13, 1997 and incorporated herein by reference.
      (6)  Filed herewith.
       * Denotes management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)             Reports on Form 8-K
                The following reports on Form 8-K were filed during the quarter ended December 31, 1997.

         (1) Form 8-K, filed on October 14, 1997, regarding the Company's acquisition of certain of the operating assets of Ivax Industries, Inc., Ivax Industries Canada, Inc. and Ivax Industries U.K. Ltd.

         (2) Form 8-K, filed on December 16, 1997, regarding the execution of an Agreement and Plan of Merger, dated as of December 11, 1997, by and among the Company, Sybron Holdings, Inc., a Delaware corporation, and Sybron Acquisition Corp., a Delaware corporation (the "Merger Agreement").

         (3) Form 8-K, filed on January 8, 1998 for the purpose of filing a press release of the Company, dated January 7, 1998, regarding the rejection by the Company of an unsolicited offer by a third party to acquire all of the Company's stock in a merger transaction.

         (4) Form 8-K, filed on February 17, 1998, regarding the termination of the Merger Agreement.

                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                      SYBRON CHEMICALS INC.

                                      By /s/  RICHARD M. KLEIN
                                      ------------------------
                                              RICHARD M. KLEIN
                                              Chairman of the Board, President,
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                       Title
     ---------                       -----

 /s/  RICHARD M. KLEIN               Chairman of the Board,  President,
 ---------------------
      RICHARD M. KLEIN               and Chief Executive Officer


 /s/  DENNIS J. FIORE                Vice President, Finance, Chief
 ---------------------
      DENNIS J. FIORE                Financial Officer, Secretary and Treasurer


 /s/         *                       Director
 ----------------------
      DAVID I. BARTON


 /s/         *                       Director
 -----------------------
      PAUL C. SCHORR, IV


 /s/         *                       Director
 -----------------------
      JOHN H. SCHROEDER


 /s/         *                       Director
 -----------------------------
      HEINN F. TOMFOHRDE, III


* By: /s/ RICHARD M. KLEIN
-------------------------------------
   RICHARD M. KLEIN, Attorney-in-fact

                   Index to Consolidated Financial Statements
                              Sybron Chemicals Inc.



                                                                          Page

Report of Independent Accountants..............................            F-2

Consolidated Balance Sheets as of December 31, 1997
  and 1996.....................................................            F-3

Consolidated Statements of Income for the years
  ended December 31, 1997, 1996 and 1995.......................            F-4

Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995.................            F-5

Consolidated Statement of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995.......................            F-6

Notes to Consolidated Financial Statements.....................            F-7

                        Report of Independent Accountants





To the Board of Directors
and Stockholders of
Sybron Chemicals Inc.



     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sybron Chemicals Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Philadelphia, Pennsylvania 19103
February 24, 1998

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)
                                     ASSETS

                                                         December 31,
                                                         ------------
                                                   1997               1996
                                                   ----               ----
Current assets:
  Cash and cash equivalents                     $ 26,592           $ 14,909
  Accounts receivable, net                        37,367             32,863
  Inventories, net                                28,205             22,125
  Prepaid and other current assets                 3,019              2,522
  Deferred income taxes                              140                 43
                                                ---------          --------
    Total current assets                          95,323             72,462

Property, plant and equipment, net                34,224             31,533
Intangible assets, net                            20,086             12,383
Other assets                                         600                686
                                                ---------          --------
                                                $150,233           $117,064
                                                =========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $  1,760           $    778
  Current portion of long-term debt                2,429              2,433
  Accounts payable                                27,653             16,603
  Accrued liabilities                             16,087             13,184
  Income taxes payable                             3,951                609
  Deferred income taxes                               12                188
                                                ---------          --------
    Total current liabilities                     51,892             33,795

Long-term debt                                    27,390             17,787
Deferred income taxes                              2,502              2,926
Postretirement benefits                            3,919              3,999
Other                                              2,119              2,469
                                                ---------          --------
    Total liabilities                             87,822             60,976
                                                ---------          --------

Commitments and contingencies (See Note 11)

Stockholders' equity:
  Preferred stock, $.01 par value, 500,000
    shares authorized; none issued
  Common stock - $.01 par value, 20,000,000
    shares authorized; issued 5,908,260
    and 5,905,000 shares                              59                 59
  Additional paid-in capital                      23,580             23,530
  Retained earnings                               51,989             41,349
  Cumulative translation adjustment               (8,359)            (3,509)
                                                 --------           --------
                                                  67,269             61,429
Less treasury stock, at cost - 233,648
  and 254,440 shares                              (4,673)            (5,089)
Less minimum pension liability, net of tax          (185)              (252)
                                                 --------           --------
    Total stockholders' equity                    62,411             56,088
                                                 --------           --------
                                                $150,233           $117,064
                                                =========          ========

                          The accompanying notes are an
                         integral part of the financial
                                   statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)


                                             Year ended December 31,
                                        1997          1996           1995
                                        ----          ----           ----

Net sales                            $188,814       $174,346        $167,807
                                      ---------     ---------       --------

Cost of sales                         115,180        110,190         110,545
Selling                                35,148         31,257          28,597
General and administrative             11,340         11,123           9,765
Research and development                3,710          4,154           3,923
                                      ---------     ---------       --------
                                      165,378        156,724         152,830
                                      ---------     ---------       --------

Operating income                       23,436         17,622          14,977
                                      ---------     ---------       --------

Other income (expense):
  Interest income                         497            400             438
  Interest expense                     (1,968)        (1,969)         (2,471)
  Amortization of intangible assets    (1,585)        (1,316)         (1,496)
  Terminated merger costs              (1,270)
  Other, net                           (1,048)          (343)           (725)
                                      ---------      ---------      ---------
                                       (5,374)        (3,228)         (4,254)
                                      ---------      ---------      ---------

Income before income taxes             18,062         14,394          10,723

Provision for income taxes              7,422          5,880           4,394
                                      ---------      ---------       --------

Net income                           $ 10,640       $  8,514        $  6,329
                                      =========      =========       ========


Net income per share:

  Basic                              $   1.88      $   1.51         $   1.12
                                      =========     =========        ========

  Diluted                            $   1.84      $   1.50         $   1.12
                                      =========     =========        ========






                     The accompanying notes are an integral
                        part of the financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1996 and 1997
                             (amounts in thousands)


                                                       Additional   Cumulative                              Minimum     Total
                                       Common stock    paid-in      translation  Retained  Treasury stock   Pension   Stockholders'
                                       -------------                                       --------------
                                       Shares  Amount  capital      adjustment   earnings  Shares  Amount   Liability   Equity
                                       ------  ------  -----------  -----------  --------  ------- -------  ---------  -------

Balances at December 31, 1994          5,905    $ 59    $23,530      $(2,306)     $26,506   254    $(5,089)             $42,700

Net income                                                                          6,329                                 6,329

Translation adjustment                                                   924                                                924
                                       -----    -----   --------     --------     --------  ----   --------             --------

Balances at December 31, 1995          5,905      59     23,530       (1,382)      32,835   254     (5,089)              49,953

Net income                                                                          8,514                                 8,514

Translation adjustment                                                (2,127)                                            (2,127)

Minimum pension liability adjustment                                                                         $(252)        (252)
                                       -----    -----    --------    --------     --------  ----   --------  ------     ---------

Balances at December 31, 1996          5,905      59     23,530       (3,509)      41,349   254     (5,089)   (252)      56,088

Net income                                                                         10,640                                10,640

Translation adjustment                                                (4,850)                                            (4,850)

Minimum pension liability adjustment                                                                            67           67

Exercise of stock options                  3                 47                                                              47

Shares issued under Savings and
  Incentive Plans                                             3                             (20)       416                  419
                                       ------   -----    -------     --------     --------  -----   -------    -----    ---------


Balances at December 31, 1997          5,908    $ 59    $23,580      $(8,359)     $51,989   234    $(4,673)  $(185)     $62,411
                                       ======   ====    ========     ========     =======  =====   ========  ======     =======




               The accompanying notes are an integral part of the
                              financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                             Year ended December 31,
                                                             -----------------------
                                                      1997            1996           1995
                                                      ----            ----           ----
Cash flows from operating activities:
 Net income                                         $10,640         $ 8,514         $ 6,329
 Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation and amortization                        6,524           6,465           6,712
 Provision for losses on accounts receivable            709             392             831
 Gain on sale of assets                                (136)
 Provision (benefit) for deferred taxes                (818)           (597)            485
 Change in assets and liabilities:
    Accounts receivable                              (6,119)         (3,009)         (1,847)
    Inventory                                        (6,074)          1,829          (2,248)
    Other current assets                               (312)         (1,217)            279
    Accounts payable and accrued expenses            15,874           5,969           2,546
    Income taxes payable                              3,602            (332)            458
    Other assets and liabilities, net                 1,676            (519)           (401)
                                                    --------        --------        --------

 Net cash provided by operating activities           25,566          17,495          13,144
                                                    --------        --------        -------

Cash flows from investing activities:
 Capital expenditures                                (9,365)         (6,326)         (5,731)
 Purchase of business assets                        (14,476)         (1,275)         (8,299)
 Sale of business assets                              1,500
 Other, net                                              52             (27)
                                                    ---------       --------        --------

 Net cash used by investing activities              (22,341)         (7,549)        (14,057)
                                                    --------        --------        --------

Cash flows from financing activities:
 Repayment of debt                                   (2,429)         (2,429)
 Net (repayments) borrowings under
   revolving credit facilities                       13,335          (2,668)         4,790
 Proceeds from the exercise of stock options             47
                                                    -------          -------        --------

 Net cash (used) provided by financing activities    10,953          (5,097)         4,790
                                                    --------        --------        -------

Effect of exchange rate changes on cash              (2,495)         (1,224)           432
                                                    --------        --------        -------

 Net increase in cash and cash equivalents           11,683           3,625          4,309

Cash and cash equivalents at beginning of year       14,909          11,284          6,975
                                                    --------        --------        -------

Cash and cash equivalents at end of year            $26,592         $14,909        $11,284
                                                    ========        ========       =======

See Consolidated Statement of Shareholders' Equity for non-cash transaction involving treasury shares issued in 1997 under savings and incentive plans.

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

    Cash and Cash Equivalents -
    ---------------------------

Cash and cash equivalents include funds invested in liquid short-term investments with a maturity of three months or less. For such investments the carrying amount approximates fair value. At December 31, 1997 and 1996 these investments amounted to $22,687 and $11,915, respectively.

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

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):
-------------------------------------------------------------------


    Property, Plant and Equipment -
    -------------------------------

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (generally 10-40 years for buildings and 3-20 years for machinery and equipment) using the straight-line method.

    Intangible and Other Assets  -
    ---------------------------  -

Intangible assets (net of accumulated amortization - 1997, $6,382; 1996, $6,705) include the unamortized fair values of trademarks, license agreements, patents, non-compete agreements and goodwill. Intangible assets are amortized on a straight-line basis over estimated useful lives of 5 to 30 years. The Company continually evaluates the reasonableness of its amortization for intangibles. In addition, if it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets will be written down to their fair value. Costs associated with the issuance of long- term debt are amortized on a straight-line basis over the term of the debt.

    Impairment of Long-Lived Assets -
    ---------------------------------

The Company reviews long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):
-------------------------------------------------------------------


    Revenue Recognition and Related Disclosures -
    ---------------------------------------------

The Company recognizes revenue upon shipment of products. Receivables resulting from these sales approximate fair value. The Company monitors the credit worthiness of its customers. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's diverse customer base. The allowance for doubtful accounts at December 31, 1997 and 1996 was $2,058 and $1,820, respectively.

    Interest Expense -
    ------------------

Interest expense incurred during the construction of facilities and equipment is capitalized as part of the cost of those assets. Total interest paid by the Company was $1,618 in 1997, $2,054 in 1996 and $2,416 in 1995. Interest
capitalized was $33 in 1997, $32 in 1996 and $133 in 1995.

    Retirement Benefits -
    ---------------------

Pension expense for the Company's domestic and significant international defined benefit pension plans is determined in accordance with Statement of Financial Accounting Standards No. 87 (FAS 87), "Employers' Accounting for Pensions". See
Note 8 for further description.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for a portion of its retired employees which are funded as costs are incurred. Liability for these benefits are recognized in accordance with FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" is applicable for 1998 and will be adopted by the Company for 1998 reporting.

    Stock-Based Compensation -
    --------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees", and related Interpretations.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):
-------------------------------------------------------------------


    Income Taxes -
    --------------

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards.

    Foreign Currency Translation -
    ------------------------------

The financial statements and transactions for the majority of the Company's foreign subsidiaries are maintained in their local currencies which are considered to be their functional currencies. The Company's Mexican subsidiary's functional currency is considered to be the U.S. dollar because of that country's designation as a highly inflationary economy. All of these transactions are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52.

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using current exchange rates and the resulting translation adjustments are recorded to the cumulative translation adjustment component of stockholders' equity, except the Company's Mexican subsidiary which operates in a highly inflationary economy. (Certain assets of the Mexican subsidiary are translated at historical exchange rates and all translation adjustments are reflected in the Consolidated Statements of Income). Revenues and expenses of foreign subsidiaries are translated at weighted average rates of exchange for the respective periods. Foreign exchange gains (losses) for 1997, 1996 and 1995 were approximately ($787), $131 and ($390), respectively.

    Earnings Per Share -
    --------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires two presentations of earnings per share "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):
-------------------------------------------------------------------


The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:

                               1997               1996                1995
                               ----               ----                ----

         Basic              5,666,683           5,650,560           5,650,560
         Diluted            5,793,770           5,669,893           5,650,560

The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

The following stock options are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price for the year:

                                1997               1996                1995
                                ----               ----                ----

         Stock options         9,318             136,946             158,260


NOTE 3 - ACQUISITIONS AND MERGERS:
----------------------------------

Between October 1997 and February 11, 1998, the Company entertained a buyout proposal received from an investor group consisting of certain major shareholders, primarily Citicorp Venture Capital Ltd. and certain members of the Company's management. The Company signed a merger agreement on December 11, 1997, which was terminated on February 11, 1998. The Company recognized expense of $1,270 associated with the terminated merger agreement in the fourth quarter of 1997.

On July 29, 1997, the Company acquired certain operating assets, not including manufacturing facilities, of the textile and garment processing businesses (the "Business") of Ivax Industries, Inc., Ivax Industries Canada, Inc. and Ivax Industries U.K. Ltd. for $14,476. The purchase price was financed from the Company's existing revolving credit facility. The Company intends to use the acquired assets to continue the product lines of the Business, which the Company will operate out of its existing facilities in Wellford, South Carolina and other locations around the world.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 3 - ACQUISITIONS AND MERGERS (Continued):
----------------------------------------------

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Ivax have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $6,246 is being amortized over 30 years.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996 assume the Ivax Acquisition occurred as of January 1, 1996:

Pro Forma Information
(in thousands, except per share data)           1997                1996
                                              --------             ------

Net sales                                     $199,823           $192,770
Net income (loss)                               10,008           *(17,367)
Net income (loss) per share                      $1.77             $(3.07)

*At September 30, 1996 management of Ivax Industries reevaluated the carrying value of certain long-lived assets and goodwill related to those assets to be held and used in the Division's operations. Consequently, management reduced the carrying value of certain long-lived assets and goodwill of the Division by approximately $23,396. The Company considers this a one-time charge that will not be a factor in ongoing costs.

In June 1996, the Company purchased the specialty resin business of the Chemical Images Co. ("CIC"). CIC develops and markets specialty resins for use in reprographic and laser printer toners. This transaction, which was accounted for as a purchase, did not have a material effect on the Company's 1996 operating results.

On January 9, 1995, the Company completed the purchase of all the outstanding stock of the Auralux Corporation ("Auralux"). Auralux, with annual revenues of approximately $10 million at the time of the acquisition, is a manufacturer of textile chemicals used in fabric finishing with product lines including fire retardants, softeners, thermosetting resins and other specialty products. In connection with this acquisition, the Company acquired a nine acre site in Norwich, Connecticut from which Auralux manufactures, distributes and warehouses its products. At December 31, 1995, Auralux was merged into the Company.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 4 - INVENTORIES:
---------------------

  The components of inventories are:
                                                       December 31,
                                                       ------------
                                                 1997                1996
                                                 ----                ----

         Finished goods                        $21,317             $16,247
         Raw materials                           7,864               6,751
                                               -------             -------
                                                29,181              22,998

         Less reserves                             976                 873
                                               -------             -------
                                               $28,205             $22,125
                                               =======             =======

LIFO inventories comprise 64% and 61% of total inventories at December 31, 1997 and 1996, respectively. If the FIFO method of accounting for inventories had been used by the ompany, inventories would have been greater than reported by $155 and $761 at December 31, 1997 and 1996, respectively.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:
---------------------------------------

The components of property, plant and equipment are:
                                                         December 31,
                                                         ------------
                                                    1997               1996
                                                    ----               ----

         Land                                     $ 2,965            $ 2,961
         Buildings                                 17,967             16,718
         Machinery and equipment                   47,503             44,816
         Construction in progress                   4,607              3,521
                                                  --------           -------
                                                   73,042             68,016

         Accumulated depreciation                 (38,818)           (36,483)
                                                  --------           --------
                                                  $34,224            $31,533
                                                  ========           =======

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $4,939, $5,149 and $5,072, respectively. Maintenance and repairs expense for the same periods amounted to $2,342, $2,156 and $1,963, respectively.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 6 - ACCRUED LIABILITIES:
-----------------------------

The components of accrued liabilities are:
                                                        December 31,
                                                        ------------
                                                  1997               1996
                                                  ----               ----

Accrued compensation                            $ 6,851            $ 5,371
Accrued selling and marketing expenses            2,450              2,545
Accrued professional fees                         1,494                715
Accrued environmental liabilities                 1,349              1,717
Other accrued liabilities                         3,943              2,836
                                                -------            -------
                                                $16,087            $13,184
                                                =======            =======


NOTE 7 - LONG-TERM DEBT:
------------------------

The components of long-term debt are:
                                                    December 31,
                                                    ------------
                                                  1997        1996
                                                  ----        ----

Notes payable bearing interest at 8.17%        $ 12,143     $14,572

Revolving credit facility bearing interest
 at the bank's prime rate less 1.5% or
  .375% over the LIBOR rate in 1997,
  and the banks prime rate or 1% over the
  LIBOR rate in 1996.                            17,676       5,648
                                                -------      -------
                                                 29,819      20,220
Less current portion                              2,429       2,433
                                                  -----       -----

                                                $27,390     $17,787
                                                =======      =======

Notes Payable:
--------------

The unsecured notes payable bear interest at 8.17% and mature in August 2002. Interest is payable quarterly. The notes require payments of $2,429 in August of the years 1998 to 2002, inclusive, together with accrued interest to the payment dates. Optional prepayments may be made by the Company.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 7 - LONG-TERM DEBT (Continued):
------------------------------------

Revolving Credit Agreement:
---------------------------

The Revolving Credit Agreement permits the Company and its wholly owned foreign subsidiaries to borrow in Eurodollars or in several foreign currencies, including the Italian lira, Dutch guilder or British pound. The borrowings under this agreement shall not exceed the U.S. dollar equivalent of $40,000 and the agreement expires on February 18, 2002. The Company has the option on U.S. dollar borrowings to incur interest at the bank's prime rate, less up to 150 basis points, or the London Interbank Offered Rate ("LIBOR"), plus up to 125 basis points. The basis point adjustments depend upon the Company's cash flow ratio. All borrowings under this agreement are unsecured.

At December 31, 1997 there were $17,676 of outstanding borrowings under the agreement at an average interest rate of 6.22%.

The Company has the ability and intent to borrow under the agreement on a long-term basis and accordingly has classified outstanding borrowings at December 31, 1997 as long-term debt.

Annual Repayments:
------------------

The aggregate annual repayments of debt outstanding at December 31, 1997 are as follows:

                        1998                                 $ 2,429
                        1999                                   2,429
                        2000                                   2,429
                        2001                                   2,429
                        2002                                  20,103
                                                             -------
                                                             $29,819
                                                             =======

Debt Covenants:
---------------

At December 31, 1997, certain of the debt agreements contain conditions and restrictions, such as financial tests relating to interest coverage and cash flow ratios, required amount of net worth, limitations on additional borrowings, limitations on capital expenditures and restrictions relating to asset sales and repayments of existing debt. The Company believes it is in compliance with these covenants and restrictions.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 7 - LONG-TERM DEBT (Continued):
------------------------------------

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

At times, the Company entered into interest rate forward agreements (the "Forward") with major financial institutions which effectively converted the Swap's variable interest rate to a fixed rate for respective 90 day intervals. As a result of the Swap and Forward, the Company's effective interest rates during 1995 on the related long-term debt was approximately 9.2%. The Swap was closed out in February 1996.


NOTE 8 - INCOME TAXES:
----------------------

Provisions for income taxes are:

                                           Year ended December 31,
                                           -----------------------
                                  1997              1996               1995
                                  ----              ----               ----
  Currently payable:
    Federal                     $1,973             $1,490             $  305
    State                          233                188                120
    Foreign                      6,034              4,799              3,484
                                ------             ------              -----
                                 8,240              6,477              3,909
  Deferred taxes:
    Federal                       (654)              (884)               562
    State                          (96)              (131)                 2
    Foreign                        (68)               418                (79)
                                -------              ----             -------
                                $7,422             $5,880             $4,394
                                =======            =======            ======

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 8 - INCOME TAXES (Continued):
----------------------------------

Provisions for income taxes differ from the amount computed by applying the statutory federal rate due to the following:

                                              Year ended December 31,
                                              -----------------------
                                      1997              1996            1995
                                      ----              ----            ----

Income tax computed at U.S.
 Federal statutory tax rates         $6,141            $4,894          $3,646
State income taxes, net of
 federal income tax benefit             233                95             138
Foreign subsidiaries taxed at
 higher rates                         1,063               653             599
Other items, net                        (15)              238              11
                                     -------           ------          ------
                                     $7,422            $5,880          $4,394
                                     =======           ======          ======

Income taxes paid were $4,379 in 1997, $6,846 in 1996 and $2,981 in 1995.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                        December 31,
                                                        ------------
                                                  1997                1996
                                                  ----                ----
   Deferred tax assets:
     Postretirement benefits                    $ 1,587             $ 1,619
     Accrued expenses                             1,452               1,324
     Other                                          499                 475
                                                 --------            -------
       Total deferred tax assets                  3,538               3,418
                                                 -------             -------

   Deferred tax liabilities:
     Depreciation                                (2,511)             (3,036)
     Inventory                                     (995)               (947)
     Intangibles                                   (968)             (1,038)
     Property                                      (830)               (830)
     Other                                         (596)               (626)
                                                --------            --------
       Total deferred tax liabilities            (5,900)             (6,477)
                                                --------            --------

     Net deferred tax liability                 $(2,362)            $(3,059)
                                                ========            ========

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 8 - INCOME TAXES (Continued):
----------------------------------

The components of income before income taxes are:

                                         Year ended December 31,
                                         -----------------------
                               1997               1996                1995
                               ----               ----                ----

United States               $ 3,632             $ 1,520             $ 2,514
Foreign                      14,430              12,874               8,209
                            -------             -------             -------
                            $18,062             $14,394             $10,723
                            =======             =======             =======

Retained earnings of foreign subsidiaries totaling approximately $34,600 at December 31, 1997 are considered to be reinvested indefinitely in these businesses. Accordingly, no provision for income taxes has been made for the repatriation of these earnings. Provision for income taxes have been made for approximately $17,000 of retained earnings of foreign subsidiaries which are not considered to be indefinitely invested.


NOTE 9 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS:
-------------------------------------------------------------

Pension Benefits:
-----------------

The Company has a defined contribution pension plan (the "Plan") for U.S. salaried employees. In accordance with the Plan, the Company contributes a fixed percentage of a salaried employee's annual earnings ranging from 4.0% to 17.9%, based on the employee's age and length of service with the Company. Expenses related to this plan were $517, $653 and $615 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 9 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):

Significant assumptions used in determining net periodic pension cost of the hourly plans and related pension obligations were:

                                                   Year ended December 31,
                                                   -----------------------
                                               1997         1996        1995
                                               ----         ----        ----
       Domestic:

       Discount rate                           7.25%        7.25%       7.25%
       Expected long-term rate of return        9.0%         9.0%        9.0%
       Rate of increase in compensation
         levels                                 4.0%         4.0%        4.0%

       Foreign:

       Discount rate                           6.00%        6.25%       7.25%
       Expected long-term rate of return       6.00%        6.25%       7.25%
       Rate of increase in compensation
         levels                                 3.5%         3.5%        3.5%

The components of consolidated net periodic pension cost are:

                                               Year ended December 31,
                                               -----------------------
                                       1997               1996            1995
                                       ----               ----            ----
Defined benefit pension plans:
  Service cost                       $  521             $  561          $ 425
  Interest on projected benefit
    obligations                         731                725            681
  Return on plan assets                (722)              (706)          (980)
  Amortization and deferral of
    unrecognized items                  141                143            460
                                     -------            -------         -----

  Net periodic pension cost             671                723            586

Other foreign plans, including
  certain social payments               403                331            293
                                     -------            -------         -----
                                     $1,074             $1,054          $ 879
                                     =======            =======         =====

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 9 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):


The following table summarizes the funded status of the Company's domestic defined benefit pension plans:
                                                      December 31,
                                                      ------------
                                                1997               1996
                                                ----               ----
Actuarial present value of benefit
 obligations:
Vested benefit obligation                     ($4,406)            ($4,125)
                                              ========            ========

Accumulated benefit obligation                ($4,662)            ($4,367)
                                              ========            ========

Projected benefit obligation                  ($4,662)            ($4,367)
Fair value of plan assets                       4,456               4,083
                                              --------            -------
Plan assets less than projected
  benefit obligation                             (206)               (284)
Unrecognized net obligation
  arising at transition                           (78)                (57)
Unrecognized net loss                             205                 335
Unrecognized prior service cost                   376                 291
Additional minimum liability                     (218)               (445)
                                              --------            --------
Amount reflected as pension
  (liability)/asset                            $   79              $ (160)
                                              ========            ========

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 9 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):


The following table summarizes the funded status of the Company's significant foreign defined benefit pension plans:
                                                        December 31,
                                                        ------------
                                                  1997                1996
                                                  ----                ----
Actuarial present value of benefit
 obligations:
Vested benefit obligation                       ($4,884)            ($4,738)
                                                ========            ========

Accumulated benefit obligation                  ($6,296)            ($6,169)
                                                ========            ========
Projected benefit obligation                    ($7,449)            ($7,467)
Fair value of plan assets                         6,370               6,455
                                                --------            -------
Plan assets less than projected
  benefit obligation                             (1,079)             (1,012)
Unrecognized net obligation
  arising at transition                             361                 490
Unrecognized net loss                               881                 790
Additional minimum liability                       (152)                (36)
                                                --------            --------
Accrued pension asset                            $   11              $  232
                                                ========             =======

Plan assets are held in trust and are composed of investments in cash equivalents, bonds and marketable securities.

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company has recorded an additional minimum liability of $884 at December 31, 1997 and $1,030 at December 31, 1996, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plans. The additional liability has been offset by an intangible asset of $590 at December 31, 1997 and $619 at December 31, 1996, which is included in Intangible Assets to the extent of previously unrecognized prior service cost. Amounts in excess of previously recognized prior service cost, net of the related deferred tax benefit, of $185 at December 31, 1997 and $252 at December 31, 1996, are reflected as a reduction of stockholders' equity.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 9 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):

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

The components of net periodic postretirement benefit cost are:

                                                Year ended December 31,
                                                -----------------------
                                           1997         1996            1995
                                           ----         ----            ----
    Service cost benefits attributed
      to service during the year          $   1        $   1           $   2
    Interest cost on accumulated post
      retirement benefit obligation         175          177             306
    Net amortization and deferral          (102)        (102)            (25)
                                          ------       ------           -----

          Net periodic postretirement
            benefit cost                  $  74        $  76           $ 283
                                          ======       ======          =====

The following table sets forth the postretirement plans' status as recorded in the Company's consolidated balance sheet:

    Accumulated postretirement benefit obligation:
                                                        December 31,
                                                        ------------
                                                  1997                1996
                                                  ----                ----
    Retirees                                   $(1,722)            $(2,223)
    Fully eligible participants                   (217)               (262)
    Participants not fully eligible                (10)                (10)
                                               --------            --------

    Accumulated postretirement benefit
      obligation                                (1,949)             (2,495)
    Unrecognized prior service cost             (1,402)             (1,504)
    Unrecognized net gain                         (687)               (150)
                                               ---------           --------

    Accrued postretirement benefits            $(4,038)            $(4,149)
                                               ========            ========

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 9 - PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS
------------------------------------------------------------
(Continued):

Postretirement Benefits (Continued):
------------------------------------

The discount rate used in determining the net periodic benefit cost was 7.25% at December 31, 1997 and 1996. The assumed average inflation rate of medical costs over the life of the benefits ranged from 7.5% currently to 5.0% in 2004 and thereafter. An increase of one percentage point in the per capita cost of health care costs would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $110 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $9.

Other Employee Benefits:
------------------------

  Stock Options-
  --------------

Effective May 1, 1992, the Company adopted the 1992 Stock Option Plan (the "Option Plan"). The aggregate maximum number of shares of Common Stock available for awards under the Plan is 556,740. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options. The exercise price of each option equals the market price of the Company's stock on the date of the grant and an options maximum term is 10 years. Options generally vest in 20% increments beginning with the first anniversary of the grant.

The Company applies APB Opinion 25 and related Interpretations in accounting for its Option Plan. Accordingly, no compensation cost has been recognized for options granted under its Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the Option Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share (basic and diluted) would have been reduced by the proforma amounts of: 1997 net income, $334, and earnings per share, $.06; 1996 net income, $277, and earnings per share, $.05; 1995 net income, $32, and earnings per share, $.01. This determination of fair value was based on using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995: dividend yield of 0%, expected lives of 5 years, expected volatility of 40%, 42% and 42%, respectively, and a risk free interest rate of 5.7%, 6.4% and 6.4%, respectively.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 9 - PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFITS (Continued):
--------------------------------------------------------------------------

  Stock Options- (Continued)
  --------------------------

A summary of the status of the Option Plan at December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is as follows:

                                                Number         Price      Weighted Average
                                               of shares     Per Share      Exercise Price
                                               ---------     ---------      --------------


  Options outstanding at December 31, 1994...   183,035     $18.75-$25.50      $22.76
    Granted..................................    17,875        $15.50          $15.50
    Exercised................................        --
    Cancelled and available for reissue......   (42,650)    $18.75-$25.50      $22.48
                                                --------

  Options outstanding at December 31, 1995...   158,260     $15.50-$25.50      $22.02
    Granted..................................   281,195     $10.75-$13.875     $12.61
    Exercised................................        --
    Cancelled and available for reissue......  (107,550)    $10.75-$25.50      $23.54
                                               ---------

  Options outstanding at December 31, 1996...   331,905     $10.75-$25.50      $13.54
    Granted..................................    49,250     $16.00-$22.50      $19.43
    Exercised................................    (3,260)    $10.75-$18.75      $14.35
    Cancelled and available for reissue......   (27,730)    $10.75-$18.75      $13.87
                                               ---------

  Options outstanding at December 31, 1997...   350,165     $10.75-$25.50      $14.33
                                                =======
  Options exercisable at December 31, 1997...    82,054     $10.75-$25.50      $14.65
                                                 ======
  Options available for grant at
    December 31, 1997........................   206,575
                                                =======

  Weighted average remaining life (years) at December 31, 1997                    8


The following table summarizes information about the stock options outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------
                                      Weighted      Weighted                   Weighted
Range of             Number           Average       Average       Number       Average
Exercise           Outstanding       Remaining      Exercise    Exercisable    Exercise
Prices              12/31/97     Contractual Life   Price        12/31/97      Price
------              --------     ----------------   -----        --------      -----

$10.75 to $12.50    102,980            8            $11.82        22,320       $11.74
$12.75               72,990            8            $12.75        15,054       $12.75
$13.50               81,375            8            $13.50        16,275       $13.50
$15.50 to $19.50     77,395            8            $18.40        28,230       $18.55
$22.50 to $25.50     15,425            9            $22.53           175       $25.50
-------------------------------------------------------------------------------------

$10.75 to $25.50    350,165            8            $14.33        82,054       $14.65

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 9 - PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFITS (Continued):
--------------------------------------------------------------------------

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

The Share Plan entitles employees holding shares to receive a pro rata portion of a cash award pool to be established in the event the Company sells a substantial portion of its assets, undergoes a substantial change in beneficial ownership of its equity securities, merges or is consolidated into an unaffiliated third party. The cash award paid is a sum equal to 2% of the net amount of cash and fair market value of any publicly traded securities paid in consideration of a triggering event, less $2.6 million. In the event that an employee receives payment for their shares under the Share Plan, a proportionate percentage of their stock options, if any, in the Option Plan will be subject to cancellation.


NOTE 10 - OPERATING LEASES:
---------------------------

         The Company leases certain manufacturing, warehouse and office facilities, and equipment. Future minimum lease payments required as of December 31, 1997 under operating leases that have initial non-cancelable lease terms exceeding one year are as follows:

                             Facility             Equipment
         Year                Rentals              Rentals             Total
         ----                -------              -------             -----
         1998                $  516              $1,204              $1,720
         1999                   174                 969               1,143
         2000                     5                 587                 592
         2001                    --                 175                 175
         2002                    --                  78                  78
         Thereafter              --                 212                 212
                            --------             ------              ------
                             $  695              $3,225              $3,920
                             ======              ======              ======

         Rent expense was approximately $2,941 for 1997, $2,810 for 1996 and $2,932 for 1995.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 11 - COMMITMENTS AND CONTINGENCIES:
----------------------------------------

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

The Company has identified certain soil and groundwater contamination at its Birmingham, New Jersey facility. The Company has conducted extensive sampling plans for both soil and ground- water and has proposed a remedial action work plan (the "Work Plan") to the New Jersey Department of Environmental Protection (the "DEP") related to the clean-up of the Birmingham facility. DEP has conditionally approved the Work Plan and the Company has initiated the clean-up based on DEP's conditional approval. The remedial activities pursuant to the Work Plan are expected to be completed by the end of 1998.

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

The Company has completed a number of studies to identify the extent of certain soil and groundwater contamination around its manufacturing facility in Ede, Holland and other facilities owned by third parties which are adjacent thereto (collectively, the "Dutch Facilities"). As a result of these studies, the Company is presently remediating certain contamination at its Ede facility. An environmental consulting firm is performing additional studies and has developed a plan of remediation for the Dutch Facilities. The plan was presented to the local and provincial government officials for their approval at the end of 1997. The approval process for this plan is expected to be completed by mid-year 1998.

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

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued):
----------------------------------------------------


The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for non-compliance with environmental rules and regulations.

Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, the Company believes that it has made adequate accruals for all clean-up and other related costs with respect to environmental problems of which it is aware. At December 31, 1997 and 1996, the Company has accrued approximately $1,349 and $1,717, respectively, to offset future environmental assessment and remediation costs. The charge in 1996 included $650 for potential liabilities related to the remediation of the Dutch facilities. The Company has not reduced its environmental liabilities or recorded any assets related to potential insurance recoveries.

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

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 12 - FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS (Continued):
-----------------------------------------------------------------

The interest rate on the Note Payable (the "Note") is fixed at 8.17% during its entire term. The fair value of the Note as of December 31, 1997 was determined by estimating the interest rate at which the Company could refinance the Note given the same maturity period. The Company assumed a rate of 8% in its calculations. The fair market value approximates the carrying value of $12,143.

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

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 13 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION (Continued):
------------------------------------------------------------------


The following schedule presents information about the Company's operations by geographic location:


                                                                        Year ended December 31,
                                                                   ------------------------------
                                                            1997               1996                1995
                                                           ------             ------              -----
Net sales to unaffiliated customers
 originated from:
  America and Asia(1)                                     $128,772            $115,158            $115,620
  Europe                                                    60,042              59,188              52,187
                                                          --------            --------            --------

   Total net sales                                        $188,814            $174,346            $167,807
                                                          ========            ========            ========

Intercompany sales between geographic
 areas originated from:
  America and Asia                                        $  2,695            $  2,462            $  1,867
  Europe                                                       552                 468                  --
                                                         ---------           ---------          ----------

   Total intercompany sales                               $  3,247            $  2,930            $  1,867
                                                          ========            ========            ========

Operating income:
  America and Asia                                        $ 11,355            $  7,695            $  8,458
  Europe                                                    12,081               9,927               6,519
                                                          --------            --------            --------

   Total operating income                                 $ 23,436            $ 17,622            $ 14,977
                                                          ========            ========            ========

Identifiable assets:
  America and Asia                                        $108,109            $ 69,996            $ 68,503
  Europe                                                    42,124              47,068              42,826
                                                          --------            --------            --------

   Total assets                                           $150,233            $117,064            $111,329
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

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (in thousands)


NOTE 13 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION (Continued):
------------------------------------------------------------------

The following schedule presents information about the Company's operations by business segment (in thousands):


                                                                    Year Ended December 31,

                                           1997                               1996                                1995
                             -------------------------------  ----------------------------------  --------------------------------

                          Environmental   Textile             Environmental   Textile             Environmental  Textile
                          Products and   Chemical             Products and    Chemical            Products and  Chemical
                            Services    Specialties    Total    Services     Specialties   Total   Services    Specialties  Total
                           ----------   -----------   -------   ----------   -----------  -------  ----------  -----------  ------

Sales to other segments     $    406    $      7    $    413    $   144     $      5   $    149   $    119     $      1   $    120
                            ========    ========    ========    =======     ========   ========   ========     ========   ========

Sales to unaffiliated
  customers                 $55,362     $133,452    $188,814    $54,045     $120,301   $174,346   $54,969      $112,838   $167,807

Cost of sales                37,624       77,556     115,180     38,405       71,785    110,190    40,152        70,393    110,545
                            -------     --------    --------    -------     --------   --------   --------     --------   --------

Gross margin                 17,738       55,896      73,634     15,640       48,516     64,156    14,817        42,445     57,262

Operating expenses           12,368       37,830      50,198     11,498       35,036     46,534    10,787        31,498     42,285
                            -------     --------    --------    -------     --------   --------    -------     --------   --------

Operating income            $ 5,370     $ 18,066    $ 23,436    $ 4,142     $ 13,480   $ 17,622   $ 4,030      $ 10,947   $ 14,977
                            =======     ========    ========    =======     ========   ========   =======       =======    =======

Identifiable assets         $31,934     $118,299    $150,233    $31,961     $ 85,103   $117,064   $30,490      $ 80,839   $111,329
                            =======     ========    ========    =======     ========   ========   =======       =======    =======

Depreciation and
  amortization              $ 2,286     $  4,238    $  6,524    $  2,443     $   4,022  $  6,465   $ 2,865      $  3,847  $  6,712
                            =======     ========    ========    ========     =========  ========   =======       =======  ========

Capital expenditures        $ 2,375     $  6,990    $  9,365    $  1,180     $   5,146  $  6,326   $ 1,332      $  4,399  $  5,731
                            =======     ========    ========    ========     =========  =========  =======       =======  ========


                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                 (in thousands except share and per share data)



NOTE 14 - QUARTERLY FINANCIAL DATA (Unaudited):
-----------------------------------------------

The following is a summary of quarterly financial results for the years ended December 31, 1997 and 1996 (amounts in thousands except per share data):


                                                1997                                              1996
                                               ------                                             -----
                                         Three Months Ended                                 Three Months Ended
                                         ------------------                                 ------------------

                         March 31     June 30     September 30   December 31    March 31   June 30   September 30   December 31
                         --------     -------     ------------   -----------    --------   -------   ------------   -----------

Net sales                $44,709      $47,423      $46,297        $50,385       $43,672    $44,603   $42,036        $44,035

Gross profit              17,309       18,965       17,642         19,718        15,714     16,913    14,675         16,854

Operating income           5,787        7,068        4,670          5,911         4,811      5,344     3,410          4,057

Net income                 2,974        3,757        2,119          1,790         2,254      2,749     1,470          2,041

Net income per share:
  Basic                      .53          .66          .37            .32           .40        .49       .26            .36

  Diluted                    .52          .65          .36            .31           .40        .48       .26            .36


                                                                 SCHEDULE VIII

                              SYBRON CHEMICALS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                            For the years ended December 31, 1997, 1996 and 1995
                                                                               (In thousands)

                                                                       Additions

                                       Balance at
                                      beginning of     Charged to costs        Charged to                             Balance at
                                         period          and expenses      other accounts(1)      Deductions       end of period
                                         ------          ------------      -----------------      ----------       -------------

Allowance for Doubtful Accounts
  For the year ended:

    December 31, 1997                   $1,820             $  709              $(174)             $  (297)              $2,058

    December 31, 1996                    2,048                295                (46)                (477)               1,820

    December 31, 1995                    1,565                831                 42                 (390)               2,048



Inventory Reserves
  For the year ended:

    December 31, 1997                      873              1,300                 (7)              (1,190)                 976

    December 31, 1996                      476              2,175                                  (1,778)                 873

    December 31, 1995                      384                276                 (8)                (176)                 476


(1)Foreign exchange adjustments