Form 10-Q
period 1998-03-31
SYBRON CHEMICALS INC
filed 1998-05-14
CIK 832815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                               Outstanding at March 31, 1998
            -----                               -----------------------------
 Common stock, $.01 par value                             5,686,041

                              SYBRON CHEMICALS INC.


                                      INDEX

                                                                     Page No.

Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   March 31, 1998 and December 31, 1997                  1

                  Consolidated Statement of Operations -
                   three months ended March 31, 1998 and 1997            2

                  Consolidated Statement of Cash Flows -
                   three months ended March 31, 1998 and 1997            3

                  Notes to Consolidated Financial Statements           4 - 6


                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                          7 - 11

Part II           Other information

                  Item 1   Legal Proceedings                             11

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
            (Unaudited in thousands except share and per share data)
                                     ASSETS

                                               Mar. 31,    Dec. 31,
                                                1998        1997
                                                ----        ----
Current assets:
  Cash and cash equivalents                   $  5,715    $ 26,592
  Accounts receivable, net                      38,197      37,367
  Inventories, net                              27,062      28,205
  Prepaid and other current assets               3,157       3,019
  Deferred income taxes                            127         140
                                              --------    --------
    Total current assets                        74,258      95,323

Property, plant and equipment, net              35,715      34,224
Intangible assets, net                          19,556      20,086
Other assets                                       667         600
                                              --------    --------
                                              $130,196    $150,233
                                              ========    ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $  2,501    $  1,760
  Current portion of long-term debt              2,429       2,429
  Accounts payable                              15,987      27,653
  Accrued liabilities                           14,677      16,087
  Income taxes payable                           3,034       3,951
  Deferred income taxes                             16          12
                                               -------    --------
    Total current liabilities                   38,644      51,892

Long-term debt                                  17,761      27,390
Deferred income taxes                            2,448       2,502
Postretirement benefits                          3,899       3,919
Other liabilities                                2,085       2,119
                                              --------    --------
    Total liabilities                           64,837      87,822
                                              --------    --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,913,430 and 5,908,260 shares           59          59
 Additional paid-in capital                     23,740      23,580
 Retained earnings                              55,753      51,989
 Accumulated other comprehensive losses         (9,645)     (8,544)
 Treasury stock, at cost - 227,389
   and 233,648 shares                           (4,548)     (4,673)
                                              ---------   ---------
    Total shareholders' equity                  65,359      62,411
                                              ---------   --------
                                              $130,196    $150,233
                                              ========    ========


                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)



                                               Three months
                                                  ended
                                                 March 31,
                                                 ---------
                                               1998      1997
                                               ----      ----

Net sales                                    $ 48,572   $ 44,709
                                             --------   --------

Cost of sales                                  28,793     27,400
Selling                                         9,047      7,974
General and administrative                      2,970      2,629
Research and development                          954        919
                                             --------   --------
                                               41,764     38,922

Operating income                                6,808      5,787
                                             --------   --------

Other income(expense)
  Interest income                                  69         95
  Interest expense                               (338)      (452)
  Amortization of intangible assets              (465)      (335)
  Other - Net                                     305        (97)
                                             ---------  ---------
                                                 (429)      (789)

Income before income taxes                      6,379      4,998

Provision for income taxes                      2,615      2,024
                                             ---------  --------


Net income                                   $  3,764   $  2,974
                                             ========   ========

Net income per share:

  Basic                                      $    .66   $    .53
                                             ========   ========
  Diluted                                    $    .64   $    .52
                                             ========   ========

Weighted average shares outstanding:

  Basic                                     5,678,245  5,655,262
  Diluted                                   5,881,797  5,729,848





                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)
                                                         Three months
                                                             ended
                                                           March 31,
                                                         1998     1997
                                                         ----     ----

Cash flows from operating activities:

Net income                                             $ 3,764  $ 2,974
                                                       -------- -------

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          1,550    1,620
  Provision for losses on accounts receivable              140      226
  Changes in assets and liabilities:
    Accounts receivable                                 (1,451)  (3,177)
    Inventory                                              906     (599)
    Other current assets                                  (150)    (248)
    Accounts payable and accrued expenses              (12,465)    (307)
    Income taxes payable                                  (837)   1,271
    Other assets and liabilities - net                    (719)     852
                                                       -------- -------

    Net cash (used) provided by operating activities    (9,262)   2,612
                                                       -------- -------

Cash flows from investing activities:
 Capital expenditures                                   (2,816)  (1,768)
 Other, net                                                 --       18
                                                       -------- -------

    Net cash used by investing activities               (2,816)  (1,750)
                                                       -------- --------

Cash flows from financing activities:
 Net (repayments) borrowings under revolving
   credit facilities                                    (8,820)   1,264
 Proceeds from exercise of stock options                    73       --
                                                       -------- -------

    Net cash (used) provided by financing activities    (8,747)   1,264
                                                       -------- -------

Effect of exchange rate changes on cash                    (52)  (1,492)
                                                       -------- --------

   Net (decrease) increase in cash and cash
     equivalents                                       (20,877)     634

Cash and cash equivalents at beginning of period        26,592   14,909
                                                       -------- -------

Cash and cash equivalents at end of period             $ 5,715  $15,543
                                                       ======== =======


                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:
-----------------------------

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at March 31, 1998 and the results of its operations and changes in its cash flows for the three months ended March 31, 1998 and 1997.

     The Company presumes that users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements for the year ended December 31, 1997 contained in the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 31, 1998. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

NOTE 2 - COMPREHENSIVE INCOME:
------------------------------

     The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general-purpose financial statements.

     The tables below set forth "comprehensive income" and each components related tax effect for the three months ended March 31:

                        Statement of Comprehensive Income
                          Three Months Ended March 31,

                                             1998        1997
                                             ----        ----

Net income                                 $ 3,764     $ 2,974

Other comprehensive income, net of tax:
  Foreign currency translation adjustments  (1,101)     (2,448)
  Minimum pension liability adjustment          --          --

Other comprehensive income                  (1,101)     (2,448)
                                            -------     -------

Comprehensive income                       $ 2,663     $   526
                                            =======     ======

                      Related Tax Effects of Each Component
                             of Comprehensive Income
                          Three Months Ended March 31,


                                                  1998                                    1997
                                  ----------------------------------      --------------------------------

                                                  Tax         Net of                     Tax        Net of
                                  Pre-Tax      (Expense)       Tax        Pre-Tax     (Expense)      Tax
                                  Amount        Benefit       Amount       Amount      Benefit      Amount
                                  ------        -------       ------       ------      -------      ------

Foreign currency
 translation adjustments           (1,101)           --      (1,101)      (2,448)          --       (2,448)

Minimum pension
 liability adjustment                   --           --          --           --           --           --
                                     -----       ------       ------       ------       ------       ------

Total comprehensive
income                             (1,101)           --      (1,101)      (2,448)          --       (2,448)



     The following table illustrates the components of accumulated other comprehensive income and their associated changes for the three month period ending March 31, 1998:

                                Accumulated Other
                          Comprehensive Income Balances
                       Three Months Ending March 31, 1998

                                                          Current
                                            Beginning     Period     Ending
                                             Balance      Change     Balance
                                             -------      ------     -------

Foreign currency translation adjustments     (8,359)      (1,101)    (9,460)
Minimum pension liability adjustment           (185)          --       (185)
                                             -------      -------    -------

Accumulated other comprehensive loss         (8,544)      (1,101)    (9,645)
                                             =======      =======    =======

NOTE 3 - ACCOUNTING PRONOUNCEMENTS:
-----------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, and in the initial year of application, comparative information for earlier years is to be restated. The Company will adopt this statement in the fourth quarter of 1998 and does not expect a significant impact on present segment reporting.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers Disclosure About Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" (SFAS 132). This statement revises disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 132 in the fourth quarter of 1998.


NOTE 4 - INVENTORIES:
---------------------

     Inventories are stated at the lower of cost or market. For U.S. operations, cost is determined using the last-in, first-out (LIFO) method. For foreign operations, cost is determined using the first-in, first-out (FIFO) method.

The components of inventories are:
                                    March 31,          Dec. 31,
                                      1998               1997
                                      ----               ----

          Finished goods            $20,923            $21,317
          Raw materials               7,174              7,864
                                    --------           -------
                                     28,097             29,181

          Less reserves               1,035                976
                                    --------           -------
                                    $27,062            $28,205
                                    ========           =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997.

The following tables set forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties.
                                          Three Months Ended March 31,
                                             1998             1997
                                             ----             ----

                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $12,840   26.4%  $13,955   31.2%
 Textile Chemical Specialties           35,732   73.6    30,754   68.8
                                       -------- ------  -------- -----
   Total                                48,572  100.0    44,709  100.0

Cost of Sales
 Environmental Products and Services     8,310   64.7     9,641   69.1
 Textile Chemical Specialties           20,483   57.3    17,759   57.7
                                       --------         --------
   Total                                28,793   59.3    27,400   61.3

Gross Margin
 Environmental Products and Services     4,530   35.3     4,314   30.9
 Textile Chemical Specialties           15,249   42.7    12,995   42.3
                                       --------         --------
   Total                                19,779   40.7    17,309   38.7

Operating Expense
 Environmental Products and Services     2,944   22.9     2,902   20.8
 Textile Chemical Specialties           10,027   28.1     8,620   28.0
                                       --------         --------
   Total                                12,971   26.7    11,522   25.8

Operating Income
 Environmental Products and Services     1,586   12.4     1,412   10.1
 Textile Chemical Specialties            5,222   14.6     4,375   14.2
                                       --------         --------
   Total                                 6,808   14.0     5,787   12.9

Other Expense                             (429)  (0.9)     (789)  (1.7)
                                       --------  -----  --------  -----

Income Before Income Taxes               6,379   13.1     4,998   11.2

Provision for Income Taxes               2,615    5.4     2,024    4.5
                                       --------  -----  --------  ----


Net Income                             $ 3,764    7.7%  $ 2,974    6.7%
                                       ========  =====  ========  =====

Operations

     Sales for the quarter ended March 31, 1998 were $48.6 million, an increase of 8.6% over the $44.7 million in the year earlier quarter on the strength of a 16.2% improvement in the Textile Chemical Specialties segment. This increase more than offset an 8.0% decrease in sales in the Environmental Products and Services segment. Operating income was $6.8 million, a 17.6% improvement over the $5.8 million recorded in 1997. On a fully diluted basis, net income was $.64 per share versus $.52 per share for the first quarter of 1997, an improvement of 23.1%.

     In the Textile Chemical Specialties segment, combined North America/Asia textile chemical sales for the first quarter jumped 25.6%. This reflected the impact of the Ivax garment processing and textile chemicals business acquired in July 1997, continued growth in Mexico, and strong sales in the related organic chemicals toll manufacturing business. The U.S. portion of this segment was unfavorably impacted by continued weak textile manufacturing activities and a style change in the garment sector from light colored denim to black which requires less of the Company's enzyme products to create the stone-washed effect. Europe division textile chemical sales improved 5.6% for the quarter in terms of U.S. dollars. Increased sales primarily in the Middle East and the former Soviet Republics coupled with new product introductions into Western Europe resulted in an overall physical volume increase of 10.7%. This volume growth more than offset the 8.2% net negative currency effect primarily due to the stronger U.S. dollar versus the Dutch guilder.

     More than half of the decline in sales in the Environmental Product and Services segment was the result of the sale of the reverse osmosis membranes business in December 1997. The ongoing operations in this segment showed a 3.2% sales drop for the quarter versus the same 1997 period, primarily a result of weak ion exchange industrial market conditions both domestically (especially for replacement resins) and in the Far East. These were somewhat offset by new product sales and major growth at key customers in the toner/polymer product line and growth in biochemical sales in Europe.

     The overall gross margin for the quarter ending March 31, 1998 was 40.7%, a substantial improvement over the 38.7% experienced during the similar 1997 period. The gross margin in the Textile Chemical Specialties segment increased slightly to 42.7% for the quarter versus last year's rate of 42.3%. Margins in North America/Asia improved significantly primarily due to favorable customer mix and manufacturing fixed cost controls in the U.S. In the related organics chemical business, margins also improved as a direct result of the increase in higher margin toll manufacturing business. Margins in Europe improved slightly as the continued favorable impact of a weaker guilder as compared with certain other European currencies coupled with a small selling price increase were almost completely offset by higher raw material costs and an unfavorable product mix.

     The gross margin in the Environmental Products and Services segment increased to 35.3% for the quarter, a substantial increase over the prior year margin of 30.9% as all product lines in this segment showed improvement. Overall margins in this segment were positively impacted by the results of several strategic actions which were set in motion last year including: the alliance with Dow Chemical for supply of certain ion exchange resins with consequent cost reductions; the switch from purchasing to manufacturing in-house a raw material used in the polymer product line; and the aforementioned divestiture of the reverse osmosis membrane business which carried substantially lower margins. In addition, margins in this segment also improved due to average selling price increases and a favorable product/customer mix in the biochemical product line.

     Operating expenses as a percent of sales increased to 26.7% for the first quarter as compared with the 25.8% reported in the similar period in 1997. The Textile Chemical Specialties segment expenses as a percent of sales were essentially equal to the 1997 level. Expenses increased by $1.4 million primarily as a result of the Ivax acquisition, while the sales volume also
increased  at  a  proportionate   level.  The  lower  sales  volume  caused  the
Environmental Products and Services segment expenses as a percent of sales to increase over the similar quarter in 1997.

Income Taxes and Other Items

     The Company's provision for income taxes was computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 41.0% for the first quarter of 1998 was slightly higher than last year's equivalent rate of 40.5%.

     Other income (expense) was ($0.4) million for the quarter versus ($0.8) million in last year's comparable period. The decrease was primarily due to lower interest costs and a favorable currency adjustment of $0.7 million. This currency impact resulted from the Korean Won strengthening against the U.S. dollar, reversing part of the loss taken in the last quarter of 1997, and the revaluation of a Dutch guilder loan from the European subsidiary to the U.S. due to the guilder weakening against the dollar. The quarter's results also included $0.2 million in costs associated with the recently terminated merger agreement.

Liquidity and Capital Resources

     Cash and cash equivalents of $5.7 million as of March 31, 1998 were $20.9 million under the December 31, 1997 balance of $26.6 million, primarily the result of using cash from the Company's European subsidiary to pay off revolving debt.

     Operating activities generated a net cash flow usage of $9.3 million for the first quarter of 1998 versus a $2.6 million net cash provision for the same period in 1997. This was primarily the result of a substantial reduction in accounts payable and accrued expenses due to: the return to the Dutch taxing authorities of an erroneous tax refund in the Netherlands; executive bonus payouts; and payments for annual pensions, the terminated merger agreement and for high inventory and capital expenditures.

     Net cash used by investing activities totalled $2.8 million for the first quarter as compared with $1.8 million for the comparable 1997 period. The quarter-to-quarter increase was the result of the purchase of property adjacent to the manufacturing site in Ede, Holland which will be used for future expansion.

     Financing activities used $8.7 million in net cash during the first quarter of 1998 due to repayment of revolving credit facilities. The similar period in 1997 showed a net cash provision of $1.3 million.

     The Company has a $40 million unsecured multi-currency revolving line of credit with CoreStates Bank which expires in February, 2002. The amount owed under this credit facility was $8.0 million as of March 31, 1998.

     On April 7, 1998 the Company purchased certain assets of the garment processing specialty chemicals business of Ocean Wash Inc. and Ocean Wash de Mexico S.A. de C.V. The Company funded this purchase from the aforementioned revolving line of credit.

     During 1998, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to be slightly higher than 1997 levels. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short-term and long-term financial obligations in the foreseeable future. However, the Company may seek, as required, equity or debt financing to provide capital to fund strategic business opportunities, including possible business acquisitions, which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including the nature and size of strategic business opportunities that the Company may elect to pursue.

Foreign Exchange

     The Company has foreign subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, except the Company's Mexican subsidiary, the Company has determined the functional currencies are the subsidiaries' local currency. The Company's Mexican subsidiary's functional currency is considered to be the U.S. dollar because of that country's designation as a highly inflationary economy. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries, which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. Overall, the Company recognized an exchange gain of $0.7 million in the first quarter of 1998 versus a slight currency exchange loss in the similar period in 1997.


                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
-------  -----------------

     There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 31, 1998.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SYBRON CHEMICALS INC.



                                                 /s/ Dennis J. Fiore
                                                 -------------------
                                                 Dennis J. Fiore
                                                 Vice President, Finance and
                                                 Chief Financial Officer
Date:  May 14, 1998