Form 10-Q
period 1998-06-30
SYBRON CHEMICALS INC
filed 1998-08-14
CIK 832815

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998
                                                             -------------
                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

         Commission file number  0-19983
                                 -------

                             SYBRON CHEMICALS INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                              51-0301280
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


         Birmingham Rd., P.O. Box 66, Birmingham New Jersey     08011
         --------------------------------------------------     -----
            (Address of principal executive offices)          (zip code)


Registrant's telephone number, including area code (609) 893-1100
                                                    -------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No   .
                                                   ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                               Outstanding at June 30, 1998
-------------------------------------       -----------------------------------
 Common stock, $.01 par value                             5,697,572

                             SYBRON CHEMICALS INC.


                                     INDEX

                                                                  Page No.
                                                                  --------
Part I      Financial information

            Item 1 - Financial Statements

            Consolidated Balance Sheet -
             June 30, 1998 and December 31, 1997                    1

            Consolidated Statement of Operations -
             six months ended June 30, 1998 and 1997                2

            Consolidated Statement of Operations -
            three months ended June 30, 1998 and 1997               3

            Consolidated Statement of Cash Flows -
             six months ended June 30, 1998 and 1997                4

            Notes to Consolidated Financial Statements            5 - 8


            Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                           9 - 14

Part II     Other information

            Item 1   Legal Proceedings                              15

            Item 2   Changes in Securities                          15

            Item 5   Other Information                              16

            Item 6   Exhibits                                    16 - 18


                        PART I - FINANCIAL INFORMATION

                    SYBRON CHEMICALS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
           (Unaudited in thousands except share and per share data)
                                    ASSETS

                                              June 30,    Dec. 31,
                                                1998        1997
                                              --------    --------
Current assets:
  Cash and cash equivalents                   $  6,597    $ 26,592
  Accounts receivable, net                      41,084      37,367
  Inventories, net                              27,360      28,205
  Prepaid and other current assets               2,973       3,019
  Deferred income taxes                            108         140
                                              --------    --------
    Total current assets                        78,122      95,323

Property, plant and equipment, net              36,848      34,224
Intangible assets, net                          23,497      20,086
Other assets                                       845         600
                                              --------    --------
                                              $139,312    $150,233
                                              ========    ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $  2,181    $  1,760
  Current portion of long-term debt              2,429       2,429
  Accounts payable                              18,727      27,653
  Accrued liabilities                           14,209      16,087
  Income taxes payable                           2,261       3,951
  Deferred income taxes                             14          12
                                               -------    --------
    Total current liabilities                   39,821      51,892

Long-term debt                                  22,856      27,390
Deferred income taxes                            2,401       2,502
Postretirement benefits                          3,879       3,919
Other liabilities                                2,169       2,119
                                              --------    --------
    Total liabilities                           71,126      87,822
                                              --------    --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,923,430 and 5,908,260 shares           59          59
 Additional paid-in capital                     23,905      23,580
 Retained earnings                              58,264      51,989
 Accumulated other comprehensive losses         (9,525)     (8,544)
 Treasury stock, at cost - 225,858
   and 233,648 shares                           (4,517)     (4,673)
                                              --------    --------
    Total shareholders' equity                  68,186      62,411
                                              --------    --------
                                              $139,312    $150,233
                                              ========    ========

                The accompanying notes are an integral part of
                           the financial statements

                    SYBRON CHEMICALS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited in thousands except per share amounts)

                                                  Six months
                                                    ended
                                                   June 30,
                                             -------------------
                                               1998       1997
                                             --------   --------
Net sales                                    $ 97,555   $ 92,132
                                             --------   --------

Cost of sales                                  58,754     55,858
Selling                                        18,481     16,338
General and administrative                      5,626      5,245
Research and development                        1,986      1,836
                                             --------   --------
                                               84,847     79,277
                                             --------   --------
Operating income                               12,708     12,855
                                             --------   --------

Other income(expense)
  Interest income                                 111        201
  Interest expense                               (838)      (853)
  Amortization of intangible assets            (1,035)      (669)
  Other - Net                                    (278)      (124)
                                             --------   --------
                                               (2,040)    (1,445)
                                             --------   --------
Income before income taxes                     10,668     11,410

Provision for income taxes                      4,393      4,679
                                             ---------  --------


Net income                                   $  6,275   $  6,731
                                             ========   ========

Net income per share:

  Basic                                      $   1.10   $   1.19
                                             ========   ========
  Diluted                                    $   1.07   $   1.17
                                             ========   ========

Weighted average shares outstanding:

  Basic                                     5,683,527  5,661,341
  Diluted                                   5,881,397  5,736,702

                    SYBRON CHEMICALS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited in thousands except per share amounts)


                                                 Three months
                                                    ended
                                                   June 30,
                                               1998       1997
                                             --------   --------
Net sales                                    $ 48,983   $ 47,423
                                             --------   --------

Cost of sales                                  29,961     28,458
Selling                                         9,434      8,364
General and administrative                      2,656      2,616
Research and development                        1,032        917
                                             --------   --------
                                               43,083     40,355
                                             --------   --------

Operating income                                5,900      7,068
                                             --------   --------

Other income(expense)
  Interest income                                  42        106
  Interest expense                               (500)      (401)
  Amortization of intangible assets              (570)      (334)
  Other - Net                                    (583)       (27)
                                             --------   --------
                                               (1,611)      (656)
                                             --------   --------

Income before income taxes                      4,289      6,412

Provision for income taxes                      1,778      2,655
                                             ---------  --------


Net income                                   $  2,511   $  3,757
                                             ========   ========

Net income per share:

  Basic                                      $    .44   $    .66
                                             ========   ========
  Diluted                                    $    .43   $    .65
                                             ========   ========

Weighted average shares outstanding:

  Basic                                     5,688,751  5,667,353
  Diluted                                   5,881,019  5,743,488



                The accompanying notes are an integral part of
                           the financial statements

                    SYBRON CHEMICALS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited in thousands)

                                                          Six months
                                                            ended
                                                           June 30,
                                                         1998     1997
                                                       -------- -------
Cash flows from operating activities:

Net income                                             $ 6,275  $ 6,731
                                                       -------  -------

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          3,287    3,368
  Provision for losses on accounts receivable              280      322
  Changes in assets and liabilities:
    Accounts receivable                                 (2,837)  (6,279)
    Inventory                                            1,482   (1,892)
    Other current assets                                    30     (108)
    Accounts payable and accrued expenses              (10,308)   2,500
    Income taxes payable                                (1,621)   2,959
    Other assets and liabilities - net                    (767)     104
                                                       -------  -------

    Net cash (used) provided by operating activities    (4,179)   7,705
                                                       -------  -------

Cash flows from investing activities:
 Capital expenditures                                   (4,967)  (3,737)
 Purchase of business assets                            (6,815)      --
 Other, net                                                 --       23
                                                       -------  -------

    Net cash used by investing activities              (11,782)  (3,714)
                                                       -------  -------

Cash flows from financing activities:
 Net (repayments) borrowings under revolving
   credit facilities                                    (4,093)    (288)
 Proceeds from exercise of stock options                   216        2
                                                       -------  -------

    Net cash (used) provided by financing activities    (3,877)    (286)
                                                       -------  -------

Effect of exchange rate changes on cash                   (157)  (1,409)
                                                       -------  -------

   Net (decrease) increase in cash and cash
     equivalents                                       (19,995)   2,296

Cash and cash equivalents at beginning of period        26,592   14,909
                                                       -------  -------

Cash and cash equivalents at end of period             $ 6,597  $17,205
                                                       =======  =======


                The accompanying notes are an integral part of
                           the financial statements

                    SYBRON CHEMICALS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:
-----------------------------

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at June 30, 1998 and the results of its operations and changes in its cash flows for the six months ended June 30, 1998 and 1997.

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

The tables below set forth "comprehensive income" and each components related tax effect for the three and six months ended June 30:

                       Statement of Comprehensive Income
                          Three Months Ended June 30,

                                             1998        1997
                                           -------     -------
Net income                                 $ 2,511     $ 3,757

Other comprehensive income, net of tax:
  Foreign currency translation adjustments     120      (1,058)
  Minimum pension liability adjustment          --          --
                                            ------      ------
Other comprehensive income                     120      (1,058)
                                            ------      ------

Comprehensive income                       $ 2,631     $ 2,699
                                            ======      ======

                       Statement of Comprehensive Income
                           Six Months Ended June 30,

                                             1998        1997

Net income                                 $ 6,275     $ 6,731

Other comprehensive income, net of tax:
  Foreign currency translation adjustments    (981)     (3,506)
  Minimum pension liability adjustment          --          --
                                            ------     -------
Other comprehensive income                    (981)     (3,506)
                                            ------      ------

Comprehensive income                       $ 5,294     $ 3,225
                                            ======      ======

                     Related Tax Effects of Each Component
                            of Comprehensive Income
                          Three Months Ended June 30,

                                             1998                                1997
                                ---------------------------         ------------------------------
                                           Tax        Net of                      Tax       Net of
                                Pre-Tax   (Expense)     Tax         Pre-Tax    (Expense)     Tax
                                Amount     Benefit     Amount        Amount     Benefit     Amount
Foreign currency
 translation adjustments          120          --        120        (1,058)          --    (1,058)
Minimum pension
 liability adjustment              --          --         --             --          --         --
                                -----      ------     ------         ------      ------     ------
Total comprehensive
income                            120          --        120        (1,058)          --    (1,058)

                     Related Tax Effects of Each Component
                            of Comprehensive Income
                           Six Months Ended June 30,

                                          1998                                   1997
                               ----------------------------        -------------------------------
                                          Tax        Net of                       Tax       Net of
                               Pre-Tax   (Expense)     Tax         Pre-Tax     (Expense)     Tax
                               Amount     Benefit     Amount        Amount      Benefit     Amount
Foreign currency
 translation adjustments        (981)          --      (981)        (3,506)          --    (3,506)
Minimum pension
 liability adjustment              --          --         --             --          --         --
                                -----      ------     ------         ------      ------     ------
Total comprehensive
income                          (981)          --      (981)        (3,506)          --    (3,506)

The following table illustrates the components of accumulated other comprehensive income and their associated changes for the six month period ending June 30, 1998:

                                                    Accumulated Other
                                             Comprehensive Income Balances
                                            Six Months Ending June 30, 1998

                                                          Current
                                            Beginning     Period     Ending
                                             Balance      Change     Balance
                                            ---------     -------    -------
Foreign currency translation adjustments     (8,359)        (981)    (9,340)
Minimum pension liability adjustment           (185)          --       (185)
                                             -------      -------    -------

Accumulated other comprehensive loss         (8,544)        (981)    (9,525)
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

The components of inventories are:
                                    June 30,           Dec. 31,
                                      1998               1997
                                    -------            --------
          Finished goods            $20,860            $21,317
          Raw materials               7,576              7,864
                                    -------            -------
                                     28,436             29,181

          Less reserves               1,076                976
                                    -------            -------
                                    $27,360            $28,205
                                    =======            =======

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997 and Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997.

The following tables set forth certain information about the Company's two business segments, Environmental Products and Services and Textile Chemical Specialties.
                                             Six Months Ended June 30,
                                      --------------------------------------
                                             1998                 1997
                                      ------------------  ------------------
                                                   % of                % of
                                        Amount     Sales    Amount     Sales
                                      --------    ------   -------    ------
                                          (in thousands except percentages)
Sales
 Environmental Products and Services  $ 25,173      25.8% $ 28,443      30.9%
 Textile Chemical Specialties           72,382      74.2    63,689      69.1
                                      --------     -----  --------     -----
   Total                                97,555     100.0    92,132     100.0

Cost of Sales
 Environmental Products and Services    16,433      65.3    19,463      68.4
 Textile Chemical Specialties           42,321      58.5    36,395      57.1
                                      --------              ------
   Total                                58,754      60.2    55,858      60.6

Gross Margin
 Environmental Products and Services     8,740      34.7     8,980      31.6
 Textile Chemical Specialties           30,061      41.5    27,294      42.9
                                      --------              ------
   Total                                38,801      39.8    36,274      39.4

Operating Expense
 Environmental Products and Services     5,700      22.6     5,912      20.8
 Textile Chemical Specialties           20,393      28.1    17,507      27.5
                                      --------              ------
   Total                                26,093      26.8    23,419      25.4

Operating Income
 Environmental Products and Services     3,040      12.1     3,068      10.8
 Textile Chemical Specialties            9,668      13.4     9,787      15.4
                                      --------              ------
   Total                                12,708      13.0    12,855      14.0

Other Expense                           (2,040)     (2.1)   (1,445)     (1.6)
                                      --------     -----  --------     -----

Income Before Income Taxes              10,668      10.9    11,410      12.4

Provision for Income Taxes               4,393       4.5     4,679       5.1
                                      --------     -----  --------     -----


Net Income                            $  6,275       6.4% $  6,731       7.3%
                                      ========     =====  ========     =====

                                             Three Months Ended June 30,
                                      --------------------------------------
                                              1998               1997
                                      ------------------  ------------------
                                                    % of               % of
                                        Amount      Sales   Amount     Sales
                                      --------     ------  -------    ------
                                          (in thousands except percentages)
Sales
 Environmental Products and Services  $ 12,333      25.2% $ 14,488      30.6%
 Textile Chemical Specialties           36,650      74.8    32,935      69.4
                                      --------     -----  --------     -----
   Total                                48,983     100.0    47,423     100.0

Cost of Sales
 Environmental Products and Services     8,123      65.9     9,822      67.8
 Textile Chemical Specialties           21,838      59.6    18,636      56.6
                                      --------              ------
   Total                                29,961      61.2    28,458      60.0

Gross Margin
 Environmental Products and Services     4,210      34.1     4,666      32.2
 Textile Chemical Specialties           14,812      40.4    14,299      43.4
                                      --------              ------
   Total                                19,022      38.8    18,965      40.0

Operating Expense
 Environmental Products and Services     2,756      22.3     3,010      20.8
 Textile Chemical Specialties           10,366      28.3     8,887      27.0
                                      --------              ------
   Total                                13,122      26.8    11,897      25.1

Operating Income
 Environmental Products and Services     1,454      11.8     1,656      11.4
 Textile Chemical Specialties            4,446      12.1     5,412      16.4
                                      --------               -----
   Total                                 5,900      12.0     7,068      14.9

Other Expense                           (1,611)     (3.3)     (656)     (1.4)
                                      --------     -----  --------     -----

Income Before Income Taxes               4,289       8.7     6,412      13.5

Provision for Income Taxes               1,778       3.6     2,655       5.6
                                      --------     -----  --------     -----


Net Income                            $  2,511       5.1% $  3,757       7.9%
                                      ========     =====  ========     =====

Operations

         Sales for the six months and quarter ending June 30, 1998 were $97.6 million and $49.0 million, respectively, an increase of 5.9% and 3.2%, compared with the same periods in 1997. The acquisitions of the Ivax Garment and Textile Chemicals business in July 1997 and the garment processing chemicals business of Ocean Wash in April 1998, favorably impacted both periods, which resulted in a 13.6% and 11.3% sales increase in the Textile Chemical Specialties segment for the six months and second quarter, respectively. Six months sales in the Environmental Products and Services segment declined 11.5% as compared with the similar period in 1997, while quarterly sales decreased 14.9%. Part of the decline in this segment was due to the sale of the reverse osmosis membrane business in December 1997.

         In the Textile Chemical Specialties segment, combined North America/Asia textile chemical sales for the six months and second quarter increased 22.8% and 20.2%, respectively. These increases were the direct result of the aforementioned acquisitions which more than offset the continued soft conditions in the U.S. textile market and the unfavorable impact from a style change in the garment sector from light colored denim to dark colors, which requires less of the Company's enzyme products that create the stone-washed effect. Strong sales in the related organic chemicals toll manufacturing business also contributed to the six-month improvement. Europe Division textile chemical sales for the six months and second quarter improved 3.1% and 0.7%, respectively, in U.S. dollars. Physical volume improved 7.9% for the first six months of the year and 5.2% for the quarter, as both periods were favorably impacted by strong sales in the Middle East and several Western European countries. The continued stronger U.S. dollar versus the Dutch guilder had a negative currency effect of 6.3% and 4.4%, respectively, on Europe's six month and second quarter sales when compared to the prior periods.

         Sales in the Environmental Product and Services segment for the six months and second quarter decreased 11.5% and 14.9%, respectively, due in part, to the sale of the reverse osmosis membranes business in December 1997. The ongoing operations in this segment showed declines of 6.5% and 9.7%, versus the six months and second quarter of 1997. Both periods were negatively impacted by the continued weak ion exchange industrial market conditions in both the U.S. and Far East, partially offset by new product sales and major growth at key customers in the toner polymer product line, especially in the laser printer market. The second quarter was also adversely impacted by lower biochemical sales, primarily for consumer products.

         The overall gross margin for the six months and second quarter ending June 30, 1998 were 39.8% and 38.8%, respectively, versus last year's similar period result of 39.4% and 40.0%.

         In the Textile Chemical Specialties segment, both the six months margin of 41.5% and the quarter's 40.4% were below their respective prior year levels of 42.9% and 43.4%. Margins for the six months in North America/Asia were essentially equal to the same period in 1997. However, for the quarter, the margins declined primarily due to the impact of the additional sales from the Ocean Wash acquisition which carry overall lower margins, an approximate 2% drop in average U.S. selling prices, increased fixed manufacturing spending and unfavorable production variances. Overall average selling price decreases, increased raw material costs, and unfavorable production related variances and product mix resulted in a decline in both periods in the margins of the related organics chemical business. Margins in Europe declined in both the six month and second quarter periods as the continued favorable impact of a weaker guilder as compared with certain other European currencies and a small selling price increase were more than offset by higher raw material costs and an unfavorable product mix.

         The gross margin in the Environmental Products and Services segment for the six months and quarter ending June 30, 1998 increased to 34.7% and 34.1%, respectively, versus the 31.6% and 32.2% experienced in the same periods in 1997. Overall, both periods were positively impacted by the results of several strategic action plans which were set in motion last year which include the alliance with Dow Chemical for anion exchange resins, the switch from purchasing a major raw material in the polymer product line to manufacturing in-house, and the aforementioned divestiture of the reverse osmosis membrane business which carried substantially lower margins. In addition, for the six-month period, the biochemical product line showed improved margins due to average selling price increases in the U.S. and a favorable product/customer mix in France.

         Operating expenses as a percent of sales increased to 26.8% in both the six-month and second quarter periods, as compared with the 25.4% and 25.1% experienced in the similar periods in 1997. While sales volumes increased overall in the Textile Chemical Specialties segment, operating expenses grew at a higher rate and, as a percent of sales, increased in both periods primarily due to the added costs for the two acquisitions, higher legal expenses in the U.S. and increased administration and computer related costs in Europe. The lower sales volume caused the Environmental Products and Services segment expenses as a percent of sales to increase substantially over both similar 1997 periods despite an actual reduction of expenses.

Income Taxes and Other Items

         The Company's provision for income taxes was computed using applicable prevailing income tax rates.

         The Company's effective tax rate of 41.2% for the six months and 41.5% for the second quarter of 1998 were slightly higher than last year's equivalent rates of 41.0% and 41.4%.

         Other income (expense) was ($2.0) million and ($1.6 million) for the year-to-date and second quarter, respectively, versus ($1.4) million and ($0.7) million experienced in last year's comparable periods. The increase for the six months was primarily due to the amortization costs relating to the two acquisitions partially offset by a favorable currency adjustment of $0.4 million. This currency impact primarily resulted from the Korean Won strengthening against the U.S. dollar, reversing part of the loss experienced in the last quarter of 1997. The increase for the quarter resulted from higher interest costs and amortization expenses relating to the acquisitions, coupled with an unfavorable currency adjustment of $0.3 million due to the impact on U.S. dollar inter-company balances with the Company's subsidiaries in Canada, Mexico and Taiwan.

Liquidity and Capital Resources

         Cash and cash equivalents of $6.6 million as of June 30, 1998 were $20.0 million below the December 31, 1997 balance of $26.6 million, primarily the result of using cash from the Company's European subsidiary to pay off revolving debt.

         Operating activities generated a net cash flow usage of $4.2 million for the first six months of 1998 versus a $7.7 million net cash provision for the same period in 1997. This was primarily the result of a substantial reduction in accounts payable and accrued expenses resulting from the return to the taxing authorities of an erroneous tax refund in the Netherlands, executive bonus payouts and annual pension funding, and payments for the previously announced terminated merger agreement. In addition, unusually high inventory and capital equipment purchased during the latter part of 1997 were paid for in 1998.

         Net cash used by investing activities totalled $11.8 million for the first six months of 1998 as compared with $3.7 million for the comparable 1997 period. The year-to-year increase was the result of the aforementioned purchase of the Ocean Wash businesses, coupled with the purchase of property adjacent to the manufacturing site in Ede, Holland that will be used for future expansion.

         Financing activities used $3.9 million in net cash during the first half of 1998 versus $0.3 million in the comparable 1997 period due to repayment of revolving credit facilities.

         As of June 30, 1998, the Company owed $13.1 million against the $40 million unsecured multi-currency revolving line of credit with CoreStates Bank.

         On July 31, 1998 the Company purchased for $110 million in cash the stock of Ruco Polymer Corporation and Ruco Polymer Company of Georgia LLC, (collectively, "Ruco"). This acquisition was pursued as part of the Company's strategic initiative to develop a "third leg" business to complement its existing Textile Chemical Specialties and Environmental Products and Services segments. Ruco produces and markets polymers for powder and high-solids coatings applications.

         Also on July 31, 1998, the Company obtained from Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities Inc., and Mellon Bank N.A. a $185 million Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a $40 million Revolving Credit Facility (which replaces the above-mentioned CoreStates Bank revolver) and a $145 million six-year Term Loan Facility. The Term Loan was used to finance the $110 million acquisition of Ruco, refinance existing debt, and pay fees and expenses. At July 31, 1998, the Revolving Credit Facility was untapped. A portion of the $145 million Term Loan Facility may be refinanced with proceeds from an offering of Senior Subordinated Notes.

         During 1998, the Company believes its capital expenditures for existing operations can be funded from operating cash flow and are expected to approximate 1997 levels. The Company further believes that between its anticipated operating cash flow and present credit facilities, it will be able to meet both short-term and long-term financial obligations in the foreseeable future.

Foreign Exchange

         The Company has foreign subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, except the Company's Mexican and Colombian subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The functional currency of the Mexican and Colombian subsidiaries are considered to be the U.S. dollar because of those countries designation as a highly inflationary economy. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries, which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. Overall, the Company recognized an exchange gain of $0.4 million in the first six months of 1998 versus $0.1 million in the similar period in 1997.

                          PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
-------           -----------------

         There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 31, 1998.

Item 2.           Changes in Securities
-------           ---------------------

         On August 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Plan"). The Plan was adopted in an effort to protect stockholders and their equity investment from potential acquirers who would use coercive or unfair tactics to gain control of the Company. The Plan would not preclude any fair acquisition proposal.

         Under the Plan, which is similar to those adopted by many other companies, Rights will be distributed as a dividend at the rate of one Right for each share of Common Stock of the Company held by shareholders of record as of the close of business on August 27, 1998. Each Right entitles the registered holder to purchase from the Company one unit representing one ten-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a Purchase Price of $150.00 per unit, subject to adjustment ("Purchase Price").

         The Rights will separate from the Common Stock and will be distributed upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons, excluding certain exempt persons, has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock; or (ii) ten business days (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock. Following either of the above events, each holder of a Right, except the person or group triggering such event, will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price.

         The description and terms of the Plan are set forth more fully in the Rights Agreement dated as of August 7, 1998, between the Company and BankBoston, N.A., as Rights Agent, which is attached as an exhibit to the Company's Registration Statement on Form 8-A, filed on August 14, 1998 with the Securities and Exchange Commission, and incorporated herein by reference.

Item 5.   Other
-------   -----

         Acquisition
         -----------

         On July 31, 1998, the Company acquired all of the outstanding capital stock of Ruco Polymer Corporation ("Ruco NY"), and all of the outstanding membership interests of Ruco Polymer Company of Georgia, LLC ("Ruco GA," and together with Ruco NY, "Ruco"). The aggregate purchase price for the acquisition was $110 million, including the repayment of bank debt owed by Ruco. The purchase price is subject to certain post-closing adjustments. The acquisition was pursued as part of the Company's strategic initiative to develop a "third leg" business to complement its existing Textile Chemical Specialties and Environmental Products and Services segments.

         In connection with the acquisition of Ruco, each of Ruco's equity holders entered into five-year non-compete agreements with the Company. In addition, the Company entered into an agreement with Anthony F. Forgione, the President and Chief Executive Officer of Ruco prior to the acquisition, pursuant to which Mr. Forgione will serve as President of Ruco. The employment agreement anticipates a minimum term of two years and will continue in full force and effect until terminated by either party.

         Financing
         ---------

         On July 31, 1998, the Company obtained from Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Guaranty Trust Company of New York Incorporated and Mellon Bank, N.A. a $185 million senior secured credit facility. The facility consists of a $145 million term facility and a $40 million revolving facility. Proceeds of the term facility were used to refinance the Company's outstanding indebtedness, to pay the cash consideration for the acquisition of Ruco and to pay certain related fees and expenses. The revolving facility will be available to fund the working capital requirements of the Company.

Item 6.           Exhibits
-------           --------

Exhibit           Description
-------           -----------

2.1 Capital Stock and Membership Interest Purchase Agreement, effective as of July 31, 1998, by and among Sybron Chemicals Inc., Louis T. Camilleri, Anthony F. Forgione, Joseph Mitola, and Joseph A. Ruffing, with exhibits:

                  A. Non-Competition Agreement, effective as of July 31, 1998, by and among Sybron Chemicals Inc., Ruco NY, Ruco GA and Anthony Forgione (substantially similar agreements with Messrs. Mitola, Camilleri and Mitola not included).

                  B. Employment Agreement by and among Ruco Polymer Corp., Ruco Polymer Company of Georgia, LLC, Sybron Chemicals Inc. and Anthony F. Forgione, dated as of July 31, 1998, with material exhibits (attached as Exhibit 10.1).

                  C. Form Opinion of Jacobson, Mermelstein & Squire, dated as of July 31, 1998.

                  D. Amendment to Employment Agreement of Michael J. McCann and Waiver of Certain Rights Thereunder, dated as of July 31, 1998.

4 Rights Agreement, dated as of August 7, 1998, by and between Sybron Chemicals Inc. and the Rights Agent, with exhibits (incorporated herein by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed on August 14, 1998 with the Securities and Exchange Commission).

10.1 Employment Agreement by and among Ruco Polymer Corp., Ruco Polymer Company of Georgia LLC, Sybron Chemicals Inc. and Anthony F. Forgione, dated as of July 31, 1998, with material exhibits:

                  C.       Bonus Incentive Plan for Mr. Forgione.

10.2 Credit Agreement, dated as of July 31, 1998, by and among Sybron Chemicals Inc., DLJ Capital Funding, Inc., Morgan Guaranty Trust Company of New York and Mellon Bank, N.A., with certain exhibits

10.3 Promissory Notes, dated as of July 31, 1998, by Sybron Chemicals Inc. in favor of DLJ Capital Funding, Inc., Morgan Guaranty Trust Company of New York and Mellon Bank, N.A.

10.4 Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc. and Mellon Bank, N.A.

10.5 Trademark Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Sybron Chemicals Inc.'s trademarks and licenses.

10.6 Trademark Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Ruco NY's trademarks and licenses.

10.7 Trademark Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Ruco GA's trademarks and licenses.

10.8 Patent Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Sybron Chemicals Inc.'s patents and licenses.

10.9 Patent Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Ruco NY's patents and licenses.

10.10 Patent Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Ruco GA's patents and licenses.

10.11 Subsidiary Guaranty Agreement, dated as of July 31, 1998, by and among Sybron Chemical Holdings Inc., Ruco NY, Ruco GA and DLJ Capital Funding, Inc., Morgan Guaranty Trust Co. of New York and Mellon Bank, N.A.

10.12 Subordination Agreement, dated as of July 31, 1998 by Sybron Chemie Nederland B.V.

10.13 Subordination Agreement, dated as of July 31, 1998 by Sybron Chemical Industries Nederland B.V.

20.1              Press Release dated July 31, 1998
                  Re: The Company's Purchase of Ruco.

20.2              Press Release dated August 7, 1998
                  Re: The Company's Adoption of Stockholder Rights Plan.

27                Financial Data Schedule

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SYBRON CHEMICALS INC.



                                               /s/ Steven F. Ladin
                                               -------------------------------
                                               Steven F. Ladin
                                               Vice President, Finance and
                                               Chief Financial Officer


Date:  August 14, 1998

                                EXHIBIT INDEX

                                                                                        Method of
Exhibit           Description                                                             Filing
-------           -----------                                                           ---------

2.1               Capital Stock and Membership Interest Purchase Agreement,                  *
                  effective as of July 31, 1998, by and among Sybron
                  Chemicals Inc., Louis T. Camilleri, Anthony F. Forgione,
                  Joseph Mitola, and Joseph A. Ruffing, with material exhibits:

                  A.       Non-Competition Agreement, effective as of July 31,
                           1998, by and among Sybron Chemicals Inc., Ruco NY,
                           Ruco GA and Anthony Forgione (substantially similar agreements with Messrs. Mitola, Camilleri and Mitola not included).

                  B.       Employment Agreement by and among Ruco Polymer
                           Corp., Ruco Polymer Company of Georgia, LLC, Sybron
                           Chemicals Inc. and Anthony F. Forgione, dated as of
                           July 31, 1998, with exhibits (attached as Exhibit
                           10.1).

                  C. Form Opinion of Jacobson, Mermelstein & Squire, dated as of July 31, 1998.

                  D.       Amendment to Employment Agreement of Michael J.
                           McCann and Waiver of Certain Rights Thereunder, dated as of July 31, 1998.

4                 Rights Agreement, dated as of August 7, 1998, by and                  Incorporated
                  between Sybron Chemicals Inc. and the Rights Agent, with              herein by
                  exhibits (incorporated herein by reference to Exhibit 1               reference
                  to the Registration Statement on Form 8-A, filed on
                  August 14, 1998 with the Securities and Exchange
                  Commission).

10.1              Employment Agreement by and among Ruco Polymer Corp.,                      *
                  Ruco Polymer Company of Georgia LLC, Sybron Chemicals
                  Inc. and Anthony F. Forgione, dated as of July 31, 1998,
                  with material exhibits:

                  C.       Bonus Incentive Plan for Mr. Forgione.


                                                                                        Method of
Exhibit           Description                                                             Filing
-------           -----------                                                           ---------

10.2              Credit Agreement, dated as of July 31, 1998, by and among                  *
                  Sybron Chemicals Inc., DLJ Capital Funding, Inc., Morgan
                  Guaranty Trust Company of New York and Mellon Bank, N.A.,
                  with certain exhibits.

10.3              Promissory Notes, dated as of July 31, 1998, by Sybron                     *
                  Chemicals Inc. in favor of DLJ Capital Funding, Inc., Morgan
                  Guaranty Trust Company of New York and Mellon Bank, N.A.

10.4              Security Agreement, dated as of July 31, 1998, among                       *
                  Sybron Chemicals Inc. and Mellon Bank, N.A.

10.5              Trademark Security Agreement, dated as of July 31, 1998,                   *
                  among Sybron Chemicals Inc., the Subsidiary Guarantors to
                  the Credit Agreement, and Mellon Bank, N.A. re: Sybron
                  Chemicals Inc.'s trademarks and licenses.

10.6              Trademark Security Agreement, dated as of July 31, 1998,                   *
                  among Sybron Chemicals Inc., the Subsidiary Guarantors to
                  the Credit Agreement, and Mellon Bank, N.A. re: Ruco NY's
                  trademarks and licenses.

10.7              Trademark Security Agreement, dated as of July 31, 1998,                   *
                  among Sybron Chemicals Inc., the Subsidiary Guarantors to
                  the Credit Agreement, and Mellon Bank, N.A. re: Ruco GA's
                  trademarks and licenses.

10.8              Patent Security Agreement, dated as of July 31, 1998,                      *
                  among Sybron Chemicals Inc., the Subsidiary Guarantors to
                  the Credit Agreement, and Mellon Bank, N.A. re: Sybron
                  Chemicals Inc.'s patents and licenses.

10.9              Patent Security Agreement, dated as of July 31, 1998,                      *
                  among Sybron Chemicals Inc., the Subsidiary Guarantors to
                  the Credit Agreement, and Mellon Bank, N.A. re: Ruco NY's
                  patents and licenses.

10.10             Patent Security Agreement, dated as of July 31, 1998,                      *
                  among Sybron Chemicals Inc., the Subsidiary Guarantors to
                  the Credit Agreement, and Mellon Bank, N.A. re: Ruco GA's
                  patents and licenses.

                                                                                        Method of
Exhibit           Description                                                             Filing
-------           -----------                                                           ---------

10.11             Subsidiary Guaranty Agreement, dated as of July 31, 1998,                  *
                  by and among Sybron Chemical Holdings Inc., Ruco NY, Ruco
                  GA and DLJ Capital Funding, Inc., Morgan Guaranty Trust
                  Co. of New York and Mellon Bank, N.A.

10.12             Subordination Agreement, dated as of July 31, 1998 by                      *
                  Sybron Chemie Nederland B.V.

10.13             Subordination Agreement, dated as of July 31, 1998 by                      *
                  Sybron Chemical Industries Nederland B.V.

20.1              Press Release dated July 31, 1998                                          *
                  Re: The Company's Purchase of Ruco.

20.2              Press Release dated August 7, 1998                                         *
                  Re: The Company's Adoption of Stockholder Rights Plan.

27                Financial Data Schedule                                                    *

* Filed electronically herewith.