Form 10-Q
period 1998-09-30
SYBRON CHEMICALS INC
filed 1998-11-16
CIK 832815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                         Outstanding at September 30, 1998
 Common stock, $.01 par value                         5,713,095

                              SYBRON CHEMICALS INC.

                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q Report contains information that is forward-looking, such as information relating to future capital expenditures and liquidity. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, fluctuations in exchange rates of various foreign currencies, and other risks associated with foreign operations, changes in governmental and regulatory policies including environmental regulations, the pricing of raw materials, the ability of the Company to make and successfully integrate corporate acquisitions, technological developments, the impact of Year 2000 issues on the Company and changes in the competitive environment in which the Company operates.

                                      INDEX
                                                                     Page No.
Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   September 30, 1998 and December 31, 1997             1

                  Consolidated Statement of Operations -
                   nine months ended September 30, 1998 and 1997        2

                  Consolidated Statement of Operations -
                  three months ended September 30, 1998 and 1997        3

                  Consolidated Statement of Cash Flows -
                   nine months ended September 30, 1998 and 1997        4

                  Notes to Consolidated Financial Statements          5 - 9
                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        10 - 17

Part II           Other information

                  Item 1   Legal Proceedings                            17

                  Item 2   Changes in Securities                     17 - 18

                  Item 5   Other                                        18

                  Item 6   Exhibits and Reports on Form 8-K          19 - 24

                  Signature                                             25

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
            (Unaudited in thousands except share and per share data)
                                                          ASSETS

                                             Sept. 30,    Dec. 31,
                                               1998        1997
Current assets:
  Cash and cash equivalents                   $ 17,749    $ 26,592
  Accounts receivable, net                      48,541      37,367
  Inventories, net                              37,660      28,205
  Prepaid and other current assets               3,443       3,019
  Deferred income taxes                            105         140
    Total current assets                       107,498      95,323

Property, plant and equipment, net              80,265      34,224
Intangible assets, net                          80,417      20,086
Other assets                                     5,415         600
                                              $273,595    $150,233

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $  1,280    $  1,760
  Current portion of long-term debt              7,407       2,429
  Accounts payable                              27,591      27,653
  Accrued liabilities                           16,906      16,087
  Income taxes payable                           1,313       3,951
  Deferred income taxes                            415          12
    Total current liabilities                   54,912      51,892

Long-term debt                                 138,771      27,390
Deferred income taxes                            2,565       2,502
Postretirement benefits                          3,859       3,919
Other liabilities                                2,400       2,119
    Total liabilities                          202,507      87,822

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,934,050 and 5,908,260 shares           59          59
 Additional paid-in capital                     24,089      23,580
 Retained earnings                              59,069      51,989
 Accumulated other comprehensive losses         (7,710)     (8,544)
 Treasury stock, at cost - 220,955
   and 233,648 shares                           (4,419)     (4,673)
    Total shareholders' equity                  71,088      62,411
                                              $273,595    $150,233


                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)

                                                Nine months
                                                   ended
                                                September 30,
                                               1998      1997

Net sales                                    $156,389   $138,429

Cost of sales                                  98,702     84,513
Selling                                        27,727     25,153
General and administrative                      8,843      8,474
Research and development                        3,124      2,764
                                              138,396    120,904

Operating income                               17,993     17,525

Other income(expense)
  Interest income                                 238        335
  Interest expense                             (3,048)    (1,391)
  Amortization of intangible assets            (1,870)    (1,060)
  Other - Net                                    (783)      (408)
                                               (5,463)    (2,524)

Income before income taxes
  and extraordinary item                       12,530     15,001
Provision for income taxes                      5,137      6,151

Income before extraordinary item                7,393      8,850

Extraordinary item - net of taxes                 313         --

Net income                                   $  7,080   $  8,850

Income per share before extraordinary item:
  Basic                                      $   1.30   $   1.56
  Diluted                                    $   1.26   $   1.54

Loss per share extraordinary item:
  Basic                                      $   (.06)  $    .00
  Diluted                                    $   (.05)  $    .00

Net income per share:
  Basic                                      $   1.24   $   1.56
  Diluted                                    $   1.21   $   1.54

Weighted average shares outstanding:
  Basic                                     5,692,650  5,664,346
  Diluted                                   5,872,036  5,757,798

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)

                                               Three months
                                                  ended
                                               September 30,
                                               1998      1997

Net sales                                    $ 58,834   $ 46,297

Cost of sales                                  39,948     28,655
Selling                                         9,246      8,815
General and administrative                      3,217      3,229
Research and development                        1,138        928
                                               53,549     41,627

Operating income                                5,285      4,670

Other income(expense)
  Interest income                                 127        134
  Interest expense                             (2,210)      (538)
  Amortization of intangible assets              (835)      (391)
  Other - Net                                    (505)      (284)
                                               (3,423)    (1,079)
Income before income taxes and
  extraordinary item                            1,862      3,591
Provision for income taxes                        744      1,472

Income before extraordinary item                1,118      2,119
Extraordinary item                                313         --

Net income                                   $    805   $  2,119

Income per share before extraordinary item:
  Basic                                      $    .20   $    .37
  Diluted                                    $    .19   $    .36

Loss per share extraordinary item:
  Basic                                      $   (.06)  $    .00
  Diluted                                    $   (.05)  $    .00

Net income per share:
  Basic                                      $    .14   $    .37
  Diluted                                    $    .14   $    .36

Weighted average shares outstanding:
  Basic                                     5,710,599  5,670,257
  Diluted                                   5,849,973  5,799,892

                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)
                                                         Nine months
                                                            ended
                                                          Sept. 30,
                                                         1998     1997
Cash flows from operating activities:

Net income                                             $ 7,080  $ 8,850

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Extraordinary item                                       313       --
  Depreciation and amortization                          5,986    4,931
  Provision for losses on accounts receivable              436      653
  Changes in assets and liabilities:
    Accounts receivable                                 (1,078)  (5,470)
    Inventory                                              886   (1,996)
    Other current assets                                   (54)    (329)
    Accounts payable and accrued expenses               (8,001)   5,800
    Income taxes payable                                (2,677)   2,503
    Other assets and liabilities - net                     615      394

    Net cash (used) provided by operating activities     3,506   15,336

Cash flows from investing activities:
 Capital expenditures                                   (7,792)  (5,726)
 Purchase of business assets                            (6,817) (13,774)
 Acquisition (net of cash acquired)                   (110,616)      --

    Net cash used by investing activities             (125,225) (19,500)

Cash flows from financing activities:
 Net (repayments) borrowings under revolving
   credit facilities                                   (17,148)  14,320
 Loan proceeds                                         145,000       --
 Repayment of debt                                     (12,643)  (2,429)
 Direct costs of financing                              (2,710)      --
 Proceeds from exercise of stock options                   351       29

   Net cash (used) provided by financing activities    112,850   11,920

Effect of exchange rate changes on cash                     26   (1,634)

   Net (decrease) increase in cash and cash
     equivalents                                        (8,843)   6,122

Cash and cash equivalents at beginning of period        26,592   14,909
Cash and cash equivalents at end of period             $17,749  $21,031

                 The accompanying notes are an integral part of
                            the financial statements
                                       -4-

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at September 30, 1998 and the results of its operations and changes in its cash flows for the nine months ended September 30, 1998 and 1997.

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

     The tables below set forth "comprehensive income" and each component's related tax effect for the three and nine months ended September 30:

                                         Statement of Comprehensive Income
                                         Three Months Ended September 30,

                                             1998        1997

Net income                                 $   805     $ 2,119

Other comprehensive income, net of tax:
  Foreign currency translation adjustments   1,815        (410)

Comprehensive income                       $ 2,620     $ 1,709

                        Statement of Comprehensive Income
                         Nine Months Ended September 30,

                                             1998        1997

Net income                                 $ 7,080     $ 8,850

Other comprehensive income, net of tax:
  Foreign currency translation adjustments     834      (3,916)

Comprehensive income                       $ 7,914     $ 4,934


                      Related Tax Effects of Each Component
                          of Other Comprehensive Income
                        Three Months Ended September 30,


                                       ________________ 1998 ___________________        ________________ 1997 ___________________
                                                         Tax             Net of                           Tax             Net of
                                       Pre-Tax        (Expense)           Tax           Pre-Tax        (Expense)           Tax
                                       Amount          Benefit           Amount          Amount         Benefit           Amount
Foreign currency
 translation adjustments                1,815               --            1,815          (410)               --            (410)

Total Other
comprehensive income                    1,815               --            1,815          (410)               --            (410)



                      Related Tax Effects of Each Component
                          of Other Comprehensive Income
                         Nine Months Ended September 30,

                                       ________________ 1998 __________________         _________________ 1997 __________________
                                                         Tax             Net of                           Tax             Net of
                                       Pre-Tax        (Expense)           Tax           Pre-Tax        (Expense)           Tax
                                       Amount          Benefit           Amount          Amount         Benefit           Amount
Foreign currency
 translation adjustments                  834               --              834        (3,916)               --          (3,916)

Total Other
comprehensive income                      834               --              834        (3,916)               --          (3,916)


     The following table illustrates the components of accumulated other comprehensive income and their associated changes for the nine month period ending September 30, 1998:

                                Accumulated Other
                          Comprehensive Income Balances
                      Nine Months Ending September 30, 1998

                                                          Current
                                            Beginning     Period     Ending
                                             Balance      Change     Balance

Foreign currency translation adjustments     (8,359)         834     (7,525)
Minimum pension liability adjustment           (185)          --       (185)

Accumulated other comprehensive loss         (8,544)         834     (7,710)

NOTE 3 - ACCOUNTING PRONOUNCEMENTS:

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements.

NOTE 4 - INVENTORIES:

     Inventories are stated at the lower of cost or market. For U.S. operations, cost is determined using the last-in, first-out (LIFO) method. For foreign operations, cost is determined using the first-in, first-out (FIFO) method.

The components of inventories are:
                                    Sept. 30,          Dec. 31,
                                      1998               1997

          Finished goods            $29,415            $21,317
          Raw materials              10,306              7,864
                                     39,721             29,181

          Less reserves               2,061                976
                                    $37,660            $28,205

NOTE 5 - ACQUISITIONS:

     On July 31, 1998, the Company acquired all of the outstanding capital stock of Ruco Polymer Corporation ("Ruco NY"), and all of the outstanding membership interests of Ruco Polymer Company of Georgia, LLC ("Ruco GA," and together with Ruco NY, "Ruco"), pursuant to the Capital Stock and Membership Interest Purchase Agreement. The aggregate purchase price for the acquisition was $110 million, including the repayment of bank debt owed by Ruco. The purchase price was financed by a $185 million senior secured credit facility obtained from Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Guaranty Trust Company of New York Incorporated and Mellon Bank, N.A. The facility consists of a $145 million term facility and a $40 million revolving facility. Proceeds of the term facility were used to refinance the Company's outstanding indebtedness, to pay the cash consideration for the acquisition of Ruco and to pay certain related fees and expenses. The revolving facility will be available to fund the working capital requirements of the Company.

     Results of operations after the acquisition date are included in the 1998 Consolidated Statement of Operations. The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and the amortization of intangibles arising from the transaction, including non-compete agreement (estimated life 5 years), customer list (estimated life 10 years), and goodwill (estimated life 40 years). The pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and the Ruco business had been a single entity during 1997 and 1998, nor is it necessarily indicative of the results of operations which may occur in the future.

                             (Unaudited in thousands except per share amounts)

                                               Nine Months Ended
                                                  September 30,
                                                1998      1997

Net sales                                     $204,011  $210,952
Operating income                                23,952    25,536
Income before extraordinary item                 6,704     8,091
Extraordinary item, net of taxes                   313        --
Net income                                    $  6,391  $  8,091

Income per share before extraordinary item:
  Basic                                       $   1.18  $   1.43
  Diluted                                     $   1.14  $   1.41

Net income per share:
  Basic                                       $   1.12  $   1.43
  Diluted                                     $   1.09  $   1.41

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997 and Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997.

     The following tables set forth certain information about the Company's three business segments, Environmental Products and Services, Textile Chemical Specialties, and Polymer Intermediates.

                                        Nine Months Ended September 30,
                                             1998             1997
                                        --------------   ---------------
                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $ 37,133   23.7%  $ 41,967   30.3%
 Textile Chemical Specialties           105,353   67.4     96,462   69.7
 Polymer Intermediates                   13,903    8.9         --     --
                                       ________          ________
   Total                                156,389  100.0    138,429  100.0

Cost of Sales
 Environmental Products and Services    24,385   65.7     28,630   68.2
 Textile Chemical Specialties           62,723   59.5     55,883   57.9
 Polymer Intermediates                  11,594   83.4         --     --
   Total                                98,702   63.1     84,513   61.1

Gross Margin
 Environmental Products and Services    12,748   34.3     13,337   31.8
 Textile Chemical Specialties           42,630   40.5     40,579   42.1
 Polymer Intermediates                   2,309   16.6         --     --
   Total                                57,687   36.9     53,916   38.9

Operating Expense
 Environmental Products and Services     8,538   23.0      9,307   22.2
 Textile Chemical Specialties           30,459   28.9     27,084   28.1
 Polymer Intermediates                     697    5.0         --     --
   Total                                39,694   25.4     36,391   26.3

Operating Income
 Environmental Products and Services     4,210   11.3      4,030    9.6
 Textile Chemical Specialties           12,171   11.6     13,495   14.0
 Polymer Intermediates                   1,612   11.6         --     --
   Total                                17,993   11.5     17,525   12.6

Other Expense, Net                      (5,463)  (3.5)   (2,524)  (1.8)
Income Before Income Taxes
 and extraordinary item                 12,530    8.0    15,001   10.8
Provision for Income Taxes               5,137    3.3     6,151    4.4
Income before extraordinary item         7,393    4.7     8,850    6.4
Extraordinary item, net of tax             313    0.2        --     --
Net Income                             $ 7,080    4.5%  $ 8,850    6.4%

                                       Three Months Ended September 30,
                                             1998             1997

                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                       (in thousands except percentages)
Sales
 Environmental Products and Services   $11,960   20.3%  $13,524   29.2%
 Textile Chemical Specialties           32,971   56.1    32,773   70.8
 Polymer Intermediates                  13,903   23.6        --     --
   Total                                58,834  100.0    46,297  100.0

Cost of Sales
 Environmental Products and Services     7,952   66.5     9,167   67.8
 Textile Chemical Specialties           20,402   61.9    19,488   59.5
 Polymer Intermediates                  11,594   83.4        --     --
   Total                                39,948   67.9    28,655   61.9

Gross Margin
 Environmental Products and Services     4,008   33.5     4,357   32.2
 Textile Chemical Specialties           12,569   38.1    13,285   40.5
 Polymer Intermediates                   2,309   16.6        --     --
   Total                                18,886   32.1    17,642   38.1

Operating Expense
 Environmental Products and Services     2,838   23.7     3,395   25.1
 Textile Chemical Specialties           10,066   30.5     9,577   29.2
 Polymer Intermediates                     697    5.0        --     --
   Total                                13,601   23.1    12,972   28.0

Operating Income
 Environmental Products and Services     1,170    9.8       962    7.1
 Textile Chemical Specialties            2,503    7.6     3,708   11.3
 Polymer Intermediates                   1,612   11.6        --     --
   Total                                 5,285    9.0     4,670   10.1

Other Expense, Net                      (3,423)  (5.8)   (1,079)  (2.3)

Income Before Income Taxes
 and extraordinary item                  1,862    3.2     3,591    7.8

Provision for Income Taxes                 744    1.3     1,472    3.2

Income before extraordinary item         1,118    1.9     2,119    4.6

Extraordinary item                         313    0.5        --     --

Net Income                             $   805    1.4%  $ 2,119    4.6%

Operations

     Sales for the nine months and quarter ending September 30, 1998 were $156.4 million and $58.8 million, respectively; an improvement of 13.0% and 27.1%, compared with the same periods in 1997. Both the nine months and quarter included two months of operations of Ruco Polymer Corporation and Ruco Polymer Company of Georgia LLC (together "Ruco"), which were acquired by the Company on July 31, 1998. The Textile Chemical Specialties segment sales increased 9.2% for the nine months and 0.6% for the third quarter, compared with the same periods last year, as a direct result of the acquisitions of the garment processing chemicals businesses of Ocean Wash Inc. and Ocean Wash de Mexico S.A. de C.V. in April 1998 and Ivax Industries, Inc. in July, 1997. Nine months sales in the Environmental Products and Services segment dropped 11.5% as compared with the similar period in 1997, while quarterly sales decreased 11.6%. Almost half of the decline in both periods was due to the sale of the Company's reverse osmosis membrane business in December 1997.

     In the Textile Chemical Specialties segment, combined North America/Asia textile chemical sales for the nine months and third quarter improved 14.6% and 1.3%, respectively, compared with the same periods in 1997 as a direct result of the aforementioned Ocean Wash and Ivax acquisitions. These improvements more than offset the continued soft conditions in the North America textile marketplace, the unfavorable impact on sales of the Company's stonewash denim products from a style change in the garment sector from light to dark colored denim, and reduced activity in the organics toll manufacturing business. Europe Division textile chemical sales for the nine months, expressed in U.S. dollars, improved 2.0%, while the third quarter was flat. For the first nine months of this year, physical volume improved 5.3% as a result of strong sales in the Middle East and several Western European countries, while physical volumes slipped 1.0% in the quarter. During the nine-month period, the U.S. dollar remained stronger versus the Dutch guilder resulting in a negative currency effect of 4.4% on Europe's nine-month sales as compared to the prior year; however, the recent strengthening of the guilder had a minor favorable impact on the quarter.

     Sales in the Environmental Product and Services segment, after the effect of the sale of the reverse osmosis membranes business, declined 6.3% and 6.0% versus the nine months and third quarter of 1997. Both periods were negatively impacted by the continued soft conditions in the ion exchange markets in the U.S. and Far East. Reduced requirements from two major toner polymer customers also contributed to the quarters' downturn. Sales for Biochemicals were flat in both periods.

     Sales  in  the  new  Polymer   Intermediates   segment,   formed  from  the
above-mentioned Ruco acquisitions, were $13.9 million for both periods.

     The overall gross margin for the nine months and third quarter ending September 30, 1998 were 36.9% and 32.1%, respectively, versus last year's similar period margins of 38.9% and 38.1%. The decrease in margins was heavily influenced by the acquisition of the new Polymer Intermediates segment, which realizes substantially lower margins. In the Textile Chemical Specialties segment, both the nine months margin of 40.5% and the quarter's 38.1% were under their respective prior year levels of 42.1% and 40.5%, respectively. Margins for both periods in North America/Asia were lower than the similar 1997 periods due to the impact of the lower margin sales from Ocean Wash, one-time termination costs relating to staff reductions, reduced average U.S. selling prices, and increased freight costs, partially offset by lower material costs and manufacturing efficiencies. Margins also fell in the organics product line primarily as a result of reduced sales of higher margin toll manufactured products. Margins in Europe for the first nine months of 1998 equaled margins for the same period last year due to the continued favorable impact of a weak guilder compared to certain other European currencies, and a small selling price increase which offset higher raw material costs and an unfavorable product mix. For the quarter, margins improved in Europe primarily due to favorable manufacturing variances, lower raw material costs and slightly lower employee incentives.

     The gross margin in the Environmental Products and Services segment for the nine months and quarter ending September 30, 1998 increased to 34.3% and 33.5%, respectively, versus the 31.8% and 32.2% experienced in the same periods in 1997. Both periods continue to be positively impacted by the results of several strategic action plans implemented in 1997 including: the alliance with Dow Chemical for the manufacture of anion exchange resins; the switch from purchasing a major raw material to manufacturing in- house; and the aforementioned divestiture of the reverse osmosis membrane business, which carried substantially lower margins. Also affecting the ion exchange product line in both periods was an approximately 5% average price reduction in the third quarter and one-time termination costs associated with selective staff reductions, only partially offset by lower production costs. Margins in the biochemical product line for both the nine months and quarter were lower than the respective periods in 1997 primarily due to unfavorable production variances in the U.S. which were somewhat offset by a favorable product/customer mix in France. Margins in the new Polymer Intermediates segment were 16.6%.

     Operating expenses as a percent of sales decreased in both the nine-month and third quarter periods to 25.4% and 23.1%, respectively, as compared with the 26.3% and 28.0% experienced in the similar periods in 1997. This improvement was primarily due to the new Polymer Intermediates segment, which has lower operating expenses. In addition, the Environmental Products and Services segment expenses as a percent of sales for the quarter were lower as compared to the third quarter of 1997, in which the Company recorded increased provisions for doubtful accounts and legal and environmental expenses. While sales volumes increased overall in the Textile Chemical Specialties segment, operating expenses grew at a faster pace, in both periods, primarily due to the added costs for the Ocean Wash acquisition and computer upgrading expenses in Europe, somewhat offset, in the nine month period, by the favorable currency impact in Europe on fixed costs.

Income Taxes and Other Items

     The Company's provision for income taxes is computed using applicable prevailing income tax rates.

     The Company's effective tax rate of 41.0% for the nine months was equal to the same period in 1997 while the third quarter 1998 rate of 40.0% was slightly under last year's equivalent rates of 41.0%.

     Other income (expense) before an extraordinary item was ($5.5) million and ($3.4) million for the year-to-date and third quarter, respectively, versus ($2.5) million and ($1.1) million experienced in last year's comparable periods. The increase for both periods was primarily due to the amortization costs relating to the three acquisitions and higher interest costs resulting from the Ruco acquisition financing. The extraordinary cost of $0.3 million, after taxes, reflects the cost of early debt retirement that was refinanced with debt incurred for the acquisition of the Ruco companies.

Liquidity and Capital Resources

     Cash and cash equivalents were $17.8 million as of September 30, and $26.6 million at December 31, 1997.

     Operating activities generated net cash of $3.5 million for the first nine months of 1998 as compared to $15.3 million for the same period in 1997. This was primarily the result of a substantial reduction in accounts payable and accrued expenses in 1998 due to: the return to the taxing authorities of an erroneous tax refund in the Netherlands; executive bonus payouts; annual pension funding; and payments for the terminated going private transaction. In addition, unusually high inventory and capital equipment purchased during the latter part of 1997 were paid for in 1998.

     Net cash used by investing activities totaled $125.2 million for the first nine months of 1998 as compared with $19.5 million for the comparable 1997 period. The year-to-year increase was primarily the result of the aforementioned purchase of the Ruco and Ocean
Wash businesses, coupled with the purchase of property adjacent to the manufacturing site in Ede, Holland which could be used for future expansion.

     Financing activities provided $112.9 million in net cash through September 1998 which were primarily used for the funding of the Ocean Wash and Ruco acquisitions. The $11.9 million provided in the comparable 1997 period was primarily used for the Ivax acquisition.

     On July 31, 1998 the Company purchased for $110 million in cash all of the capital stock of Ruco Polymer Corporation and all of the equity interests in Ruco Polymer Company of Georgia LLC. This acquisition was pursued as part of the Company's strategic initiative to develop a "third leg" business to complement its existing Textile Chemical Specialties and Environmental Products and Services segments. Ruco produces and markets polymers for powder and high-solids coatings applications.

     Also on July 31, 1998, the Company obtained from Donaldson, Lufkin & Jenrette Securities Corporation, J.P. Morgan Securities Inc., and Mellon Bank N.A. a $185 million Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a $40 million Revolving Credit Facility, which replaced a CoreStates Bank revolver, and a $145 million six-year Term Loan Facility. The Term Loan was used to finance the $110 million acquisition of Ruco, refinance existing debt, and pay certain fees and expenses. At September 30, 1998, the Revolving Credit Facility was undrawn. The Company may elect to refinance or restructure a portion of the $145 million Term Loan Facility with proceeds from an offering of senior subordinated notes or by some other means, if market conditions are favorable.

     The Company believes that its capital expenditures for existing operations for 1998 will approximate 1997 levels, adjusted for acquisitions, and can be funded from operations. The Company further believes that it will be able to meet both short-term and long-term financial obligations in the foreseeable future from its anticipated operating income and present credit facilities.

Foreign Exchange

     The Company has foreign subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, except the Company's Mexican and Colombian subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currency. The functional currency of the Mexican and Colombian subsidiaries are considered to be the U.S. dollar because of those countries' designation as highly inflationary economies. The Company has a large manufacturing facility in Ede, Holland where chemicals are
manufactured   and  sold  either   directly  to  customers  or  to  various
subsidiaries, which are principally in Europe. Intercompany balances arise between the Dutch operation and various subsidiaries. Overall, the Company recognized an exchange gain of $0.1 million in the first nine months of 1998 versus $0.1 million exchange loss in the similar period in 1997.

Year 2000 Readiness Disclosure

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than fifteen months, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to address Year 2000 risks. The project team has coordinated the identification of and will coordinate the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems and manufacturing processes. The Company is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

     The Company has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities, estimated at less than $500,000, has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Year 2000 project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year
2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

     The Company also faces risk to the extent that suppliers of products, services and systems not purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide the company with products, services, or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations and financial position would be materially adversely affected.


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

     The description and terms of the Plan are set forth more fully in the Rights Agreement dated as of August 7, 1998, between the Company and BankBoston, N.A., as Rights Agent, which is attached as an exhibit to the Company's Registration Statement on Form 8-A, filed on August 13, 1998 with the Securities and Exchange Commission, and incorporated herein by reference.

Item 5.           Other

         Acquisition

     On July 31, 1998, the Company acquired all of the outstanding capital stock of Ruco Polymer Corporation ("Ruco NY"), and all of the outstanding membership interests of Ruco Polymer Company of Georgia, LLC ("Ruco GA," and together with Ruco NY, "Ruco") pursuant to the Capital Stock and Membership Interest Purchase Agreement, dated July 30, 1998, effective July 31, 1998, by and among the Company, Louis T. Camilleri, Anthony F. Forgione, Joseph Mitola and Joseph A. Ruffing, a copy of which has been filed previously by the Company and is incorporated herein by reference. Messrs. Camilleri, Forgione, Mitola and Ruffing hereinafter are referred to as the "Sellers." Ruco is a leading North American polymer intermediates company that produces polyester polyols, polyester powder coating resins, polyurethane latexes and specialty polymers which are intermediate chemical products used in the formulation and production of coatings and plastics. The aggregate purchase price for the acquisition, determined through arms-length negotiations between the parties, was $110 million, including the repayment of bank debt owed by Ruco. The purchase price is subject to certain post-closing adjustments. The acquisition was pursued as part of the Company's strategic initiative to develop a "third leg" business to complement its existing Textile Chemical Specialties and Environmental Products and Services segments. The Company intends to continue the business of Ruco and the use of Ruco's facilities, equipment and physical property obtained through the acquisition.

     In connection with the acquisition of Ruco, each of the Sellers entered into five-year non-compete agreements with the Company. In addition, the Company entered into an agreement with Anthony F. Forgione, the President and Chief Executive Officer of Ruco prior to the acquisition, pursuant to which Mr. Forgione will serve as President of Ruco. The employment agreement anticipates a minimum term of two years and will continue in full force and effect until terminated by either party.

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

Item 6.   Exhibits and Reports on Form 8-K

     On October 13, 1998, the Company filed a Form 8-K report containing financial information relating to the July 31, 1998 acquisition of all of the outstanding capital stock of Ruco Polymer Corporation and all of the outstanding membership interests of Ruco Polymer Company of Georgia, LLC.

Exhibit           Description

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

10.12 Subordination Agreement, dated as of July 31, 1998 by Sybron Chemie Nederland B.V.

10.13 Subordination Agreement, dated as of July 31, 1998 by Sybron Chemical Industries Nederland B.V.

20.1              Press Release dated July 31, 1998
                  Re: The Company's Purchase of Ruco.

20.2              Press Release dated August 7, 1998
                  Re: The Company's Adoption of Stockholder Rights Plan.

27                Financial Data Schedule

                                                   EXHIBIT INDEX

Exhibit                                                        Method of Filing

2.1               Capital Stock and Membership Interest                *
                  Purchase Agreement, effective as of
                  July 31, 1998, by and among Sybron
                  Chemicals Inc., Louis T. Camilleri,
                  Anthony F. Forgione, Joseph Mitola,
                  and Joseph A. Ruffing, with exhibits:

                  A.       Non-Competition Agreement, effec-
                           tive as of July 31, 1998, by and
                           among Sybron Chemicals Inc., Ruco
                           NY, Ruco GA and Anthony Forgione
                           (substantially similar agreements
                           with Messrs. Mitola, Camilleri
                           and Mitola not included).

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

4                 Rights Agreement, dated as of August 7,             (2)
                  1998, by and between Sybron Chemicals
                  Inc. and the Rights Agent, with exhibits
                  (incorporated herein by reference to
                  Exhibit 1 to the Registration Statement
                  on Form 8-A, filed on August 14, 1998
                  with the Securities and Exchange Commission).

10.1              Employment Agreement by and among Ruco               *
                  Polymer Corp., Ruco Polymer Company of
                  Georgia LLC, Sybron Chemicals Inc. and
                  Anthony F. Forgione, dated as of July 31,
                  1998, with material exhibits:

                  C.       Bonus Incentive Plan for Mr. Forgione.

10.2              Credit Agreement, dated as of July 31,               *
                  1998, by and among Sybron Chemicals
                  Inc., DLJ Capital Funding, Inc., Morgan
                  Guaranty Trust Company of New York and
                  Mellon Bank, N.A.

10.3              Promissory Notes, dated as of July 31,               *
                  1998, by Sybron Chemicals Inc. in
                  favor of DLJ Capital Funding, Inc.,
                  Morgan Guaranty Trust Company of New
                  York and Mellon Bank, N.A.

10.4              Security Agreement, dated as of July 31,             *
                  1998, among Sybron Chemicals Inc. and
                  Mellon Bank, N.A.

10.5              Trademark Security Agreement, dated as               *
                  of July 31, 1998, among Sybron
                  Chemicals Inc., the Subsidiary Guarantors to the Credit Agreement, and Mellon Bank,
                  N.A. re: Sybron Chemicals Inc.'s trademarks and licenses.

10.6              Trademark Security Agreement, dated as of            *
                  July 31, 1998, among Sybron Chemicals
                  Inc., the Subsidiary Guarantors to the
                  Credit Agreement, and Mellon Bank, N.A.
                  re: Ruco NY's trademarks and licenses.

10.7              Trademark Security Agreement, dated as of            *
                  July 31, 1998, among Sybron Chemicals
                  Inc., the Subsidiary Guarantors to the
                  Credit Agreement, and Mellon Bank, N.A.
                  re: Ruco GA's trademarks and licenses.

10.8              Patent Security Agreement, dated as of               *
                  July 31, 1998, among Sybron Chemicals
                  Inc., the Subsidiary Guarantors to the
                  Credit Agreement, and Mellon Bank, N.A.
                  re: Sybron Chemicals Inc.'s patents and
                  licenses.

10.9              Patent Security Agreement, dated as of               *
                  July 31, 1998, among Sybron Chemicals
                  Inc., the Subsidiary Guarantors to the
                  Credit Agreement, and Mellon Bank, N.A.
                  re: Ruco NY's patents and licenses.

10.10             Patent Security Agreement, dated as of               *
                  July 31, 1998, among Sybron Chemicals
                  Inc., the Subsidiary Guarantors to the
                  Credit Agreement, and Mellon Bank, N.A.
                  re: Ruco GA's patents and licenses.
                                      -23-

10.11             Subsidiary Guaranty Agreement, dated as              *
                  of July 31, 1998, by and among Sybron
                  Chemical Holdings Inc., Ruco NY, Ruco
                  GA and DLJ Capital Funding, Inc.,
                  Morgan Guaranty Trust Co. of New York
                  and Mellon Bank, N.A.

10.12             Subordination Agreement, dated as of                 *
                  July 31, 1998 by Sybron Chemie Nederland B.V.

10.13             Subordination Agreement, dated as of                 *
                  July 31, 1998 by Sybron Chemical
                  Industries Nederland B.V.

20.1              Press Release dated July 31, 1998                    *
                  Re: The Company's Purchase of Ruco.

20.2              Press Release dated August 7, 1998                   *
                  Re: The Company's Adoption of Stockholder
                  Rights Plan.

27                Financial Data Schedule                             (1)



* Previously filed as an Exhibit to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(1)  Filed electronically herewith.

(2)  Previously filed as an Exhibit to the Company's Registration
     Statement on Form 8-A, filed on August 14, 1998.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SYBRON CHEMICALS INC.



                                                /s/ Steven F. Ladin
                                                    Steven F. Ladin
                                                    Vice President, Finance and
                                                    Chief Financial Officer
Date:  November 16, 1998