Form 10-K
period 1998-12-31
SYBRON CHEMICALS INC
filed 1999-03-31
CIK 832815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

(MARK ONE)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the fiscal year ended December 31, 1998

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

                                  Yes X    No

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 15, 1999 as reported on the American Stock Exchange, was approximately $22,560,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 15, 1999, there were 5,753,293 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1999 are incorporated by reference into Part III of this Annual Report.

                              SYBRON CHEMICALS INC.
                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. This Annual Report contains information that is forward-looking, such as information relating to future capital expenditures and funding therefore; the Company's market position and the growth potential of its markets; the effect of recent acquisitions on the Company's business and results of operations; the effects of foreign currency exchange rate fluctuations; the Company's ability to obtain raw materials and supplies; the outcome of environmental proceedings; the Company's liability for environmental cleanup and the materiality of environmental cleanup costs; the effects of Year 2000 issues on the Company's result of operations and financial condition; product development plans; as well as the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, fluctuations in exchange rates of various foreign currencies, and other risks associated with foreign operations, changes in governmental and regulatory policies including environmental regulations, the pricing of raw materials, the ability of the Company to make and successfully integrate corporate acquisitions, technological developments and changes in the competitive environment in which the Company operates.

                                TABLE OF CONTENTS
                  Item                                                     Page
PART I
                  1        Business......................................   1
                  2        Properties....................................   14
                  3        Legal Proceedings.............................   15
                  4        Submission of Matters to a Vote of Security
                             Holders....................................    16
PART II
                  5        Market for the Registrant's Common Stock and
                             Related Stockholder Matters...............     16
                  6        Selected Financial Data.......................   18
                  7        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations..19
                  8        Financial Statements and Supplementary Data....  27
                  9        Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure.......  28
PART III
                  10       Directors and Executive Officers of the
                             Registrant...................................  28
                  11       Executive Compensation.........................  30
                  12       Security Ownership of Certain Beneficial
                             Owners and Management........................  30
                  13       Certain Relationships and Related
                             Transactions.................................  30
PART IV
                  14       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K......................  31
                           Signatures.....................................  34

                                       (i)

                                     PART 1
ITEM 1.  BUSINESS

General

     Sybron Chemicals Inc. (the "Company") is a leading international developer, producer and marketer of specialty chemicals used primarily in the textile wet processing, environmental, coatings, adhesives, plastics and molded goods markets. The Company focuses on using proprietary technology to provide value-added solutions to customer problems through innovative, high quality products and intensive customer service. The Company's products provide critical performance attributes that enhance the value of its customers' products while representing only a small portion of the customers' total costs. The Company's three operating segments, Textile Chemical Specialties, Polymer Intermediates and Environmental Products and Services, accounted for 62.7%, 15.3% and 22.0%, respectively, of total sales for 1998.

     The Company's Textile Chemical Specialties segment products are used in the wet processing of fabrics made from natural and synthetic fibers to enhance the aesthetic and physical characteristics of such fabrics. This segment also includes a line of proprietary and custom manufactured organic chemicals, some of which are also used as components in the Company's textile chemicals products.

     The Company has entered into the polymer intermediates sector of the specialty chemicals industry with the acquisition in July 1998, of Ruco Polymer Corporation and Ruco Polymer Company of Georgia LLC (together, "Ruco") pursuant to a Capital Stock and Membership Interest Agreement (the "Purchase Agreement"). Ruco, which constitutes the Company's Polymer Intermediates segment, is a leading North American polymer intermediates company that produces polyester polyols, polyester powder coating resins, polyurethane latexes and specialty polymers which are intermediate chemical products used in the formulation and production of coatings and plastics. Ruco's polymers are used in products that are sold into a variety of end-use markets, including the appliance, automotive and architectural industries.

     The Company's Environmental Products and Services segment products include ion exchange resins for use in home water softening/conditioning and industrial water treatment; biochemicals for treating industrial municipal and sanitary waste, and contaminated soil and groundwater; and specialty polymers, primarily for use as binders in toners for photocopy machines and laser printers.

     The Company offers over 2,000 products which are sold to over 6,000 active customers through more than 20 locations worldwide. The Company possesses numerous customized and proprietary formulations with unique performance characteristics designed to address specific customer needs. The top 10 customers accounted for approximately 11.7%, 12.9% and 13.3% of sales in 1998, 1997 and 1996 , respectively. The largest customer in each such year accounted for less than 5% of consolidated sales.

     The Company, a Delaware corporation formerly known as Sybron Chemical Industries Inc., is the successor to a business established in the 1920's. That business became a specialty chemical company (the "Sybron Chemical Group") in the 1960's under the ownership of Sybron Corporation. The Company acquired the Sybron Chemical Group from Sybron Corporation in 1987.

     The Company uses proprietary technology to provide value-added solutions to customer problems through innovative, high quality products and intensive customer service. Management believes that the Company's products provide critical performance attributes which enhance the value of its customers' products while representing only a small portion of the customers' total product costs. The Company's extensive field sales force and marketing representatives, most of whom have had direct working experience in the industries which they service, function as applications engineers. They work in conjunction with the Company's research groups and customers to develop and sell products and applications know-how to meet customers' individual needs.

     The following table sets forth the Company's sales, operating income and operating income as a percentage of sales by segment for the periods indicated:

                                               Year ended December 31,
                                         (in thousands, except percentages)

                                            1998        1997*       1996*
Sales                                     --------    --------     -------
Sales Textile  Chemical  Specialties      $139,581    $133,452     $120,301
Polymer  Intermediates                      34,162
Environmental  Productsand Services         49,079      55,362       54,045
                                          --------    --------     --------
 Total                                    $222,822    $188,814     $174,346
                                          ========    ========     ========

Operating Income
Textile Chemical Specialties              $ 13,073    $ 16,697     $ 12,291
Polymer Intermediates                        3,517
Environmental Products and Services          4,747       5,154        4,015
                                          --------    --------     --------
 Total                                    $ 21,337    $ 21,851     $ 16,306
                                          ========    ========     ========

Operating  Income as a Percentage of Sales
Textile  Chemical  Specialties                9.3%       12.5%        10.2%
Polymer Intermediates                        10.3%
Environmental Products and Services           9.7%        9.3%         7.4%
 Total                                        9.6%       11.6%         9.4%


*Reclassified to conform to 1998 presentation which reclassified the amortization expense of intangible assets from other income (expense) to an operating expense category.

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

Textile Chemical Specialties Segment

     The Company's textile chemical specialty products business consists of textile chemicals and related organic products. The following table sets forth net sales by product line for the years indicated:
                                                    Years ended  December  31,
Product  Line                                       1998      1997      1996
                                                    ----      ----      ----
                                                         (in  thousands)
Textile Chemicals                                 $133,045  $126,551  $114,941
Organics                                             6,536     6,901     5,360
                                                  --------  --------   -------
                                                  $139,581  $133,452  $120,301
                                                  ========  ========  ========

     Textile Chemicals. The Company's textile chemical products are used in the largest segment of the textile chemical specialties industry, wet processing, and are designed (i) to improve the wet processing of carpets, fabrics and garments made from natural and synthetic fibers and (ii) to enhance the aesthetic and physical characteristics of such carpets, fabrics and garments. The Company manufactures products that are utilized for the preparation, dyeing, finishing and printing in the wet processing area of carpets, fabrics and garments. For example, the Company manufactures products that make whites "whiter" on bleaching, provide level and increased yield in dyeings, impart a "stone washed" effect on blue jeans, produce a softer feeling fabric, add wrinkle resistance and crease performance to fabrics, provide greater stain resistance to carpet and allow high speed machines to print intricate patterns on carpets.

     The industry is characterized by constant developments and changes in textile fibers, fashions, manufacturing processes and regulatory requirements, which create a continuing need for new chemical formulations. The Company capitalizes on these changing industry dynamics through an ongoing and proactive process of research and development, its focus being on value-added products and growing international operations.

     The textile manufacturing industry in Europe tends to be characterized by producers that are smaller and more oriented to fashion and quality than the producers in the U.S. and European customers rely, to a large extent, on the expertise and product development capabilities of their suppliers of dyehouse products. The Company believes that its technological capabilities and customer support services have enabled it to grow and gain a significant share of the dyehouse products market in Europe.

     The U.S. textile chemicals market in which the Company competes is highly fragmented and, according to industry estimates, is in excess of $700 million. U.S. textile mills purchase their preparation and dyeing chemicals from large dyehouse suppliers and many specialty chemical companies. Products sold by the Company in these market areas include surfactants for wetting agents and scouring to remove impurities, peroxide stabilizers for use in bleaching, auxiliaries to increase dye yield and level dyed shades, buffers for pH control and chemical agents that prevent dye from washing out or degrading.

     A few large suppliers of commodity products, which include glyoxal and melamine resins and acrylic polymers, dominate the fabric finishing market segment. The Company participates in the higher value-added segment as a supplier to special niche areas which include high performance permanent press resins, hand modifiers (for textile products such as acetate linings, nylon active wear, and high end lace material), softeners to achieve both a silky touch and improved physical characteristics, and stain blockers to provide greater stain resistance for carpet. In Europe, the Company also has developed proprietary technologies and substantial market share in the high quality fabric and carpet printing industry.

     The Company serves its customers primarily through its direct sales forces throughout the U.S. and Western Europe. Such direct sales forces are supplemented by a network of distributors in Eastern Europe and the Middle East. The Company also services the Canadian, Mexican, Argentina and Colombian markets through its own local organizations in these countries, and uses various agents and licensees to access other Latin American markets. The company serves the Asian textile chemical market from its manufacturing facility in Taiwan and its sales offices in Korea and Hong Kong. The Company accesses other Asian markets through a number of agents and distributors in the region. The Company also services the South African textile market through its own local sales organization and manufacturing facility near Durban.

     On July 29, 1997, the Company acquired certain operating assets, not including manufacturing facilities, of the textile and garment processing chemicals business of Ivax Industries, Inc. and its affiliates (collectively, "Ivax") for $14,476,000 (the "Ivax Acquisition"). As part of the Ivax Acquisition, the Company obtained leading patents and formulations developed by Ivax for the use of enzymes to impart a "stone-washed" finish to denim. See Note 4 to the Consolidated Financial Statements.

     In April 1998, the Company acquired for approximately $6.75 million the assets of the garment processing specialty chemicals business of Ocean Wash Inc. and Ocean Wash de Mexico S.A. de C.V (together, "Ocean Wash"). Included in the acquisition are the Ocean Wash trade name and additional formulated products and patents for the use of enzymes to achieve a "stone-washed" effect on denim. These acquisitions further establish the Company as a leader in this important garment processing segment of the textile industry.

     Organics. The organics product line was developed to capitalize on the Company's proprietary manufacturing technology in the areas of quaternization, alkylation and esterification (typical organic synthesis reactions used to make a variety of industrial chemical products). Products produced from these and other types of reactions are now sold for use as phase transfer agents, surfactants and intermediates for textile, cosmetic and various industrial applications. The Company's distillation capabilities enable the products to be purified to the exact specifications demanded by these industries. Many of the chemicals produced and sold by this unit serve as raw materials for the formulations sold by the textile groups. Therefore, the organics product line represents both a vertical integration and a branching out into new markets. The demand for the Company's technology in these areas has allowed its Wellford, South Carolina plant to utilize excess capacity and has enabled the Company to expand its capabilities and increase its overall margins. Clients for these services include some of the largest chemical companies in the U.S.

Polymer Intermediates Segment

     Ruco is a leading polymer intermediates company which produces polyester polyols, polyester powder coating resins, polyurethane latexes and specialty polymers used in the production of coatings and plastics. Net sales by product line since the acquisition were: Powder Coatings and Polyester Polyols - $29,020 and Latex and Other - $5,142.

     Powder Coatings. Ruco's powder coating resins are custom designed to provide specific performance characteristics and are used in the formulation of coating products. Ruco's powder coating resins are used to produce a durable, high quality finish in multiple industries and end-use product applications. The major industrial markets that use powder coatings are the appliance, automotive and architectural and building markets. Ruco's powder coating products are sold under brand names well known in the markets it serves.

     Management believes Ruco's powder coating business has strong growth potential. Powder coating resins increasingly are displacing liquid coating systems because they are more cost efficient and environmentally friendly. The driving force in the U.S. for the rapid growth of powder coatings is increasing pressure from federal, state, and local legislation to reduce volatile organic compounds. In Europe, growth in this market is driven by environmental regulations that are even more stringent than those in the U.S. The Company has minimal sales in the Europe market but believes it has significant growth opportunities available to it. Powder coating systems are environmentally friendly and are considered to have superior end-product characteristics, including resistance to corrosion, heat, impact, abrasion, fading from sunlight and extreme weather conditions on metallic substrates such as appliances and automobiles. In addition to performance characteristics, powder coatings also offer significant cost advantages. Because powder coatings are dry, up to 98% of powder overspray can be readily removed and reused. The waste that results from the application process is negligible, and can be disposed of easily and economically.

     The powder coatings market in North America has grown at a compound annual rate of approximately 13% since 1986. The European market is significantly larger than the North American market, but Management believes such market will not grow as rapidly as the North American market since powder coating systems are already widely used in Europe. Compared to the general paint and coatings industry, which parallels GDP growth, the powder coatings area is a rapidly growing niche market within the coatings industry. The powder coating resin industry can be characterized as a fragmented niche market.

     The dominant application and substrate for powder coatings is on metals, which most readily conduct the static electric charge necessary for the adhesion of the coating to the metal and can withstand the high temperature curing processes. Technology exists and is being refined which will allow powder coatings to be more generally used on non-metal surfaces at lower cure temperatures. Improvement of the powder coating application technology is anticipated to result in enhanced growth prospects. Technological improvements will allow the use of powder coatings on non-metallic surfaces such as wood and plastic applications that could not otherwise withstand the higher cure temperatures used on metal substances.

     Polyester Polyols. Ruco's polyester polyol products are custom designed for use in the production of high solids coatings, thermoplastic urethanes and castable plastic parts used by the appliance, automotive and architectural industries with multiple end-use product applications. Ruco's polyester polyol products are sold under brand names well known in the markets it serves.

     Non-foam polyol finished products typically command higher margins than other types of polyol products, such as flexible polyols and rigid polyols. The Company intends to continue to strengthen its market position and product offerings through research and development. Recent new products include polyester polyols for high solids adhesives and automotive cast urethanes, high molecular weight polyesters, weatherable polyesters (UV and water resistant), water dispersible polyester resins and polyesters for reactive hot melts.

     Latex and Other. In addition to its powder coating resins and polyester polyol capabilities, Ruco produces polyurethane latexes, custom manufactures specialty resin and polyurethane products, and toll manufactures products for major companies. Polyurethane latexes are predominantly used by Ruco's customers for fiberglass reinforced plastic moldings.

     Ruco services customers in North America through a direct sales force, focusing on working closely with customers to design value-added applications and develop new products to meet customer needs.

Environmental Products and Services Segment

     The Company's environmental products and services segment consists of ion exchange resins for use in home water softening and conditioning and industrial water treatment; biochemicals for treating industrial and sanitary waste, contaminated soil and groundwater; and specialty polymers. The following table sets forth net sales by product line for the years indicated:

                                                    Year ended December 31,
Product Line
                                        1998             1997            1996
                                        ----             ----            ----
                                                   (in thousands)

Water Treatment                       $26,077          $32,644         $32,572
Biochemicals                           15,763           15,600          14,915
Specialty Polymers                      7,239            7,118           6,558
                                      -------          -------         -------
                                      $49,079          $55,362         $54,045
                                      =======          =======         =======

     Ion Exchange Resins. Ion exchange resins are solid chemical compounds, generally in bead form, that are used primarily for the softening and demineralization of water and the removal of contaminants from water and other fluids. The ion exchange resin business is segmented in two distinct markets, industrial and household. Based on industry publications, the Company estimates the total U.S. market for ion exchange resins in 1998 to be in excess of $160 million. Management believes that its products and technical services have achieved a higher degree of technological and regulatory acceptance than those of its direct competitors. The Company's ion exchange products are sold under the IONAC(R) tradename.

     The   industrial  ion  exchange  water   treatment   market   involves  the
demineralization of incoming water for high pressure boilers and the purification of process water and other fluids. The use of untreated boiler water causes scaling of the heat exchangers which, in turn, leads to loss of efficiency or damage to costly turbine blades. Treatment of water with cation and anion exchange resins is required to reduce such risks. Electrical utilities are the largest industrial resin end users. Generally, demineralization by ion exchange resins has been declining as the usage of RO membranes has increased. Also, resins are lasting longer before changeout. Other major industrial end users include large water users such as paper mills, refineries, and petrochemical plants and those industries requiring a high level of water purity, such as semi-conductor manufacturers and laboratories. A market exists in trailers containing ion exchange equipment that provide temporary on-site water treatment to various industries and utilities. The service deionization business, which provides on-site water treatment to a number of businesses, such as the electronics industry, also continues to grow. The Company's industrial ion exchange resins are sold to approximately 150 customers.

     A three-tiered channel of distribution exists in the U.S. industrial water treatment market. Resins for water treatment are sold directly to end users by the resin manufacturer, to original equipment manufacturers ("OEMs") for use in new equipment, and to both OEMs and distributors for resale to replace resins in existing equipment. The Company has developed close working relationships with the remaining major OEMs and selected distributors based on strong technical support and customer service. The ion exchange sales force, comprised of chemists and engineers, also maintains an active end user contact program through which members of the sales force act as advisors on matters related to the various needs for quality water. This key customer service aspect of the Company's marketing strategy has enabled the Company to have its resins specified by numerous end users.

     In addition to the industrial market, the Company provides cation exchange resins to the U.S. household water softening market. The Company believes that the market for household water treatment products is positioned for growth in the coming years, as the concern for water quality continues to grow. The Company's main softening resins are sold directly to water softening equipment manufacturers such as Culligan International, a subsidiary of United States Filter Corporation, to whom the Company has been a major supplier for over 30 years.

     The ion exchange business requires significant investment in production facilities as well as specialized expertise in product synthesis, applications and customer support. As a result, it is difficult for companies not presently manufacturing ion exchange resins to enter this market.

     Biochemicals. The Company's biochemical products are used in the treatment of industrial and municipal wastewater; the elimination of hazardous contaminants in soil and ground water caused by spills and leaking underground storage tanks; the operation of household and commercial septic systems; and the reduction of fat and grease in places such as household drains, retention ponds and restaurant grease traps. The Company expects these markets to experience growth due to the increasing emphasis on treating waste problems utilizing environmentally safe methods and minimizing the quantity of waste for disposal.

     The biochemicals business supplies selectively adapted bacterial strains under the BI- CHEM(R) trade name. In the biodegradation process, bacterial strains, which are developed under laboratory conditions through a process of natural selection and adaptation, reduce or eliminate specific contaminants by breaking them down into harmless components such as carbon dioxide and water. The Company's biochemical products are based on naturally occurring microorganisms already present in the environment. The Company's primary expertise is in isolating, selecting, adapting and growing organisms so they will degrade specific hazardous or toxic organic compounds at a much faster rate than would otherwise occur with indigenous organisms under normal conditions.

     For over twenty years, the Company has served the on-site waste treatment market (domestic and institutional septic systems). Over the past few years, the Company has expanded its presence in this market segment through the introduction of biological formulations for institutional and household utilization, such as bathroom and carpet deodorizers as well as fat and grease digesters for unclogging drains and pipes in bathrooms, kitchens and fast food restaurants. The Company supplies a biologically active formulation to a major consumer products company for use in their biological drain maintenance product. This product, which eliminates deposit buildup in drain lines and prevents its recurrence, has demonstrated technical superiority since its introduction. The Company also supplies a biologically active formulation designed to enhance septic tank performance. This product is being marketed by the same company who markets the drain maintenance product with the Company's formulation. The
Company believes that its septic tank product is superior to other similar products currently sold in the market place and that the growth potential for septic treatment products is significant.

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

     The Company expects that the acquisition of Ruco will have a positive impact on its specialty polymers business. The Company believes that Ruco's production facilities are well suited for the manufacture of polyester toner polymers, which are utilized in the fast-growing color toner market and, as such, will enhance the Company's existing toner business. Based on this belief, in early 1999 the Company added its toner business to the Polymer Intermediate segment.

Employees and Labor Relations

     At December 31, 1998, the Company had 890 employees worldwide, of whom 67% were salaried employees and 33% were hourly employees, with 110 employees in management and administration, 247 in sales and marketing, 80 in engineering and research, and 453 in production. The hourly employees at the Company's Birmingham, New Jersey facility are covered by collective bargaining agreements with two unions. These labor agreements will expire on April 11, 1999. The hourly and Analytical Services employees at the Hicksville, New York facility are covered by collective bargaining agreements. These labor agreements will expire on June 28, 1999 and December 22, 2000, respectively. Employees at the Ede, Holland facility are all members of national unions, which is customary in Holland. The Company considers its relations with its union and non-union employees to be satisfactory.

Risks Attendant to Foreign Operations

     A significant portion of the Company's operations are located outside the U.S., primarily in Europe. International operations and business expansion plans are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of the Company in such countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the U.S. will be favorable to the Company's operations and growth strategy.

     In addition, the value of the Company's investment in a subsidiary is partially a function of the currency exchange rate between the dollar and the applicable local currency. In addition, the Company is generally prohibited by the terms of its banking arrangements from executing hedge transactions to reduce its exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar. The countries in which the Company's subsidiaries now conduct business generally do not restrict the repatriation or conversion of local or foreign currency; however, there can be no assurance this situation will continue.

     For the fiscal years 1998, 1997, and 1996, approximately 40%, 46% and 45%, respectively, of the Company's net sales were to customers outside the United States, predominantly in Western Europe, with most of the balance in Canada, Mexico and the Far East.

     For the fiscal years 1998, 1997 and 1996, approximately 82%, 73% and 60%, respectively, of the Company's identifiable assets were in North America. The remainder of the Company's identifiable assets were predominantly in Western Europe although the Company does lease small production facilities in Taiwan and South Africa.

     For the fiscal years 1998, 1997 and 1996, the Company derived approximately 45%, 45% and 39%, respectively, of its operating income from the America Division. The America Division consists of the Company's subsidiaries in the United States, Canada, Mexico, Colombia, Argentina and the Far East. The balance of the Company's operating income was principally derived from the Company's European subsidiaries.

Raw Materials

     The Company purchases, both at spot prices and under contracts, various raw materials including caustic soda, sulfuric acid, surface active agents, terephthalic acid, neopentyl glycol and other glycols from a number of suppliers and does not rely on a sole source to any material extent. One of the Company's major raw materials is styrene, which is available through a number of suppliers but which the Company obtains from one supplier with which the Company has a favorable supply agreement. Management does not foresee any significant difficulty in obtaining necessary raw materials or supplies.

Research and Development

     Each of the Company's individual business groups has its own dedicated research and development activities. The Company's research and development in textile chemicals has created several new products in the past year. Products developed include: environmentally friendly dye machine cleaners, EnviroShine for the interior and SurfcleanTM for the exterior; Ultralux, an innovative non-yellowing softener for unique fabric finishing; Astralplush(R) for the bulking of polypropylene and polyester fiber to impart a more luxurious hand; Astralprint(R) which greatly improves dye fastness on pigment printed fabrics; Tanacid(R) NA, an environmentally friendly replacement for Acetic Acid; Tanede Nova, an environmental friendly surfactant free detergent; Tanaterge Rex, a mineral based post scouring agent for reactive dyes; and Plexene(R), an environmental friendly biopolymer for Ca-dispersing.

     Research and development efforts for the polymer intermediates business are focused on both improving existing products to meet new market requirements and partnering with selected companies to develop new products for new and/or existing applications. For example, in 1997, new resins for color toners were developed along with polyester for high molecular weight adhesives. During 1998, several new products used to make toners for desk-top laser printers were developed and introduced into the toner polymer product line.

     The research effort in ion exchange products is dedicated toward improving existing products and processes as well as new product development. Development was concluded during the year in a process to effectively produce cation ion exchange resins (named C249NS) without the use of solvents typically used by competitors to aid in the processing.

     Research efforts in the biochemical business focused on new products in the consumer, agricultural, industrial wastewater and institutional markets. In the consumer segment, the Company developed new and improved formulations for the improvement of on-site septic systems, drain maintenance, odor control and carpet care.

     Research and development expenditures for 1998, 1997 and 1996 were $4.2 million, $3.7 million and $4.2 million, respectively.

Competition

     As set forth more fully below, the Company has numerous competitors, a number of which have substantially greater financial and other resources than the Company. There can be no assurance that the Company will not encounter increased competition in the future.

     Textile Chemical Specialties. The Company's major competitors in the U.S. are American Emulsions Company, Apollo Chemical Company, Ciba Specialty Chemicals, Henkel Corp., Hight Point Chemical Company, Piedmont Chemical Industries Inc. and Virkler Chemical Company. In Europe, some of the major chemical and dye manufacturing companies, such as BASF, Bayer A.G., Ciba Specialty Chemicals, Clariant Ltd., Henkel and ICI are major competitors of the Company, as are some larger specialty chemical manufacturers such as Bohme, CHT, Lamberti, Rudolf and Rotta.

     Polymer Intermediates. The Company's major competitors in the U.S. are large, multi- national chemical companies and include Witco, UCB Chemicals and DSM.

     Environmental Products and Services. The Dow Chemical Co., Purolite Corporation and Rohm and Haas Co. are the Company's major competitors in this segment. A few other companies, such as International Biochemicals Group, Polybac Corporation and Semco Corporation, grow and sell bacterial strains but management believes that the Company's products have achieved a higher degree of technological and regulatory acceptance than its direct competitors' products.

Environmental Matters

     The manufacture of the Company's products, and in some cases their storage, transportation and disposal, involve a number of environmental considerations. These activities are subject to federal, state, local and foreign laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions, waste water discharge, toxic substances and occupational safety. The Company routinely incurs costs to comply with these laws and regulations and believes that it will continue to do so, although these costs are not expected to be material to the conduct of its business. Violations of any of these laws and regulations, uncontrolled releases of toxic or hazardous materials into the environment or third party or government actions relating to environmental matters could expose the Company to significant liability. The Company believes that it has all the necessary permits to operate its plants and that it is in substantial compliance with current regulatory requirements material to the conduct of its business.

     Periodically, the Company is advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or analogous state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices regarding six other hazardous waste sites where it is named as a potentially responsible party resulting from the alleged disposition of waste.

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

     The Company has identified certain soil and groundwater contamination at its Birmingham, New Jersey facility. The Company has conducted extensive sampling plans for both soil and groundwater and has proposed a remedial action work plan (the "Work Plan") to the New Jersey Department of Environmental Protection ("DEP") related to the cleanup of the Birmingham facility. The DEP has conditionally approved the soil related portions of the Work Plan. The Company has completed most of the soil related cleanup and has performed some additional sampling based on the DEP's conditional approval. The ground water remedial activities at the Birmingham facility are continuing.

     The Company has identified certain soil and groundwater contamination at its facility in Wellford, South Carolina. The Company submitted a proposed sampling and testing program to the South Carolina Department of Health and Environmental Control ("DHEC") for its review. The DHEC has approved the
Company's proposed action for the next phase of the investigation and remediation of potential groundwater contamination. The remedial activities related to this program are in progress at this time.

     In 1998, the Company completed various environmental studies which identified the extent of soil and groundwater contamination at its manufacturing facility in Ede, Holland and other facilities owned by third parties which are adjacent thereto. Based on these studies, a plan of remediation was prepared by an environmental consulting firm and was approved by the authorities. The remedial activities associated with that plan are in progress and will continue for some time into the future.

     The Company's newly acquired Hicksville, New York site is listed on the Superfund National Priorities List ("NPL") and on the State of New York's inactive hazardous waste site list. Pursuant to an asset purchase agreement dated as of February 28, 1982 (the "1982 Agreement"), Occidental Chemical Corporation ("Occidental"), the owner and operator of the Hicksville site prior to Ruco, NY, has indemnified Ruco and its successors for damages that may arise directly or indirectly from historic contamination at or emanating from the site as defined in the 1982 Agreement ("Historic Contamination").

     Occidental has assumed responsibility for addressing Historic Contamination at or emanating from the Hicksville site pursuant to the 1982 Agreement, and has been cooperating with the United States Environmental Protection Agency ("EPA"). Occidental has remediated certain PCB contaminated soils at the Hicksville site. In a record decision issued by EPA, remedial measures estimated to cost $13 million to fully implement, including treatment of onsite groundwater contamination and onsite soil flushing, were selected for the Hicksville site. Occidental proposed that groundwater contamination be addressed as part of a broader groundwater remediation effort involving other companies in the area. The EPA is considering Occidental's proposal. At the request of the EPA, Occidental also has evaluated a treatment system for groundwater that has migrated from the Hicksville site. The present value estimated cost of the installation and operation of this system is $7.3 million. Implementation of both the onsite and offsite treatment systems may result in reduced costs due to efficiencies.

     In connection with the Ruco acquisition, the Company purchased $10 million in environmental insurance coverage to address certain contingencies arising from known and unknown contamination at the Hicksville site.

     Management believes, based on present information available to it, including the indemnification from Occidental, Occidental's cooperation with EPA, and the environmental insurance coverage purchased by the Company, that the Company does not face any material environmental liability with respect to the Hicksville site. However, there can be no assurance that the Company will not be subject to liability relating to remediation of the site or liability for losses suffered by adjacent property owners or other third parties.

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

Patents and Trademarks

     The Company's products are sold under a variety of trademarks and trade names. The Company owns all of the trademarks and trade names that the Company believes to be material to the operation of its business, including the BICHEM(R), IONAC(R), AURALUXTM, TANATEX(R), JERSEY STATETM, BLUE-J(R), Rucote(R), Rucothane(R) and Ocean Wash(R) trademarks. The Company believes such trademarks have widespread commercial recognition in their respective fields. The Company also owns various patents and considers selected patents related to its textile chemicals and biochemicals to be of commercial significance. The Company does not believe any single patent is material to the operations of its business as a whole.


ITEM 2.  Properties

Facilities

     The Company's largest production facility in Birmingham, New Jersey, is located on 75 acres of a 500 acre site owned by the Company. This facility is located in a rural area approximately 23 miles from Philadelphia, Pennsylvania where the Company produces two major product lines: ion exchange resins and specialty polymers. This plant accounted for approximately 15%, 19% and 24% of 1998, 1997 and 1996 total sales, respectively. The Company presently has no plans to sell or to develop its undeveloped real estate in New Jersey.

     At December 31, 1998, the Company occupied seven other U.S. facilities: (i) a 22 acre site owned in Wellford, South Carolina producing textile chemicals and organics, which accounted for approximately 21%, 24% and 26% of 1998, 1997 and 1996 total sales, respectively; (ii) a 16 acre site owned in Hicksville, New York, producing polyester polyols, powder resins, polyurethane latexes, and polyurethanes; (iii) a 30 acre site owned in Columbus, Georgia which produces powder resins; (iv) a two-acre owned facility in Salem, Virginia producing biochemicals; (v) a five-acre owned facility in Salem, Virginia used for packaging and warehousing biochemicals; (vi) a two-acre leased facility in Dalton, Georgia used for warehousing textile chemicals; and (vii) a nine-acre site owned in Norwich, Connecticut producing textile chemicals.

     The Company also owns a production center consisting of a six-acre facility in Ede, Holland producing textile chemicals. This plant accounted for approximately 25%, 30% and 32% of 1998, 1997 and 1996 total sales, respectively. The Company also leases small production facilities in South Africa and Taiwan. In 1996 the Company completed a new production facility in Ocoyoacac, Mexico on land owned by the Company. This facility replaces a production facility in Mexico City that was previously leased.

     In addition to offices maintained at its production facilities, the Company leases sales office space in (i) Buenos Aires, Argentina, (ii) Vienna, Austria,
(iii) Burlington, Canada, (iv) Bogota, Colombia, (v) Hong Kong, China, (vi) Oldham, England, (vii) Le-Peck, France, (viii) Lyon, France, (ix) Marq-En-Baroeul, France, (x) Krefeld, Germany, (xi) Rovello Porro (Como), Italy,
(xii) Yokohama, Japan, (xiii) Seoul, Korea, (xiv) Guimaraes, Portugal, (xv) Moscow, Russia, (xvi) Barcelona, Spain, (xvii) Istanbul, Turkey and (xviii) Elmwood Park, New Jersey. The Company's office and warehouse space is currently adequate for its needs. The leases are for total periods of one to five years at commercial rates. Management believes that suitable equivalent facilities could be obtained in each of the cities in which the Company maintains offices.

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

     The Hicksville site is listed on the NPL and on the State of New York's inactive hazardous waste site list. Pursuant to the 1982 Agreement, Occidental, the owner and operator of the Hicksville site prior to Ruco, has indemnified Ruco and its successors for damages that may arise directly or indirectly from Historic Contamination at the Hicksville site and has been cooperating with the EPA.

     There are also pending against the Company several claims and lawsuits arising in the normal course of business. Such claims and lawsuits include allegations of patent infringement, injuries from the inhalation of hazardous chemicals and breach of contract. The Company believes it has adequate insurance to cover any such claims subject to a self-insurance retention of $1 million.

     There are pending against Ruco several pre-acquisition claims and lawsuits arising in the normal course of business. The Company believes that Ruco has adequate insurance to cover any such claims. In addition, pursuant to the Purchase Agreement, the sellers agreed to indemnify the Company for liabilities that may arise out of certain of the pending lawsuits.

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

                                     PART II

ITEM 5.       Market for the Registrant's Common Stock and Related
              Stockholder Matters.

     Since its inception the Company has not paid any dividends on its Common Stock (the "Common Stock"). Under the terms of the New Credit Facility, as hereinafter defined, the Company is required to comply with certain debt covenants which require certain levels of cash flow and equity to be maintained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and Note 8 to the Consolidated Financial Statements also contained herein. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, cash flow and the covenants contained in the New Credit Facility. The Company has no present intention to pay cash dividends on its Common Stock.

     Based upon record ownership as of March 15, 1999, the approximate number of record holders of the Common Stock is 600. A significant number of shares of the Common Stock is held in street name by various institutions for the benefit of their clients.

     The Common Stock began trading on The American Stock Exchange ("AMEX") under the symbol "SYC" on October 10, 1996. Prior to October 10, 1996, the Common Stock traded on The Nasdaq National Market under the symbol "SYCM". The following table sets forth the high and low sale prices of the Common Stock as reported by AMEX for each of the quarters indicated.

                                     1998                   High          Low

     First Quarter......................................    $37         $33 1/8
     Second Quarter.....................................     35 1/4      29 3/4
     Third Quarter......................................     32          15
     Fourth Quarter.....................................     21          11 1/4


                                     1997                   High          Low

     First Quarter......................................    $18 1/4     $15 3/4
     Second Quarter.....................................     19 5/8      16
     Third Quarter......................................     25 5/8      19 1/8
     Fourth Quarter.....................................     34 1/2      25

ITEM 6.  Selected Financial Data

     The following selected financial data has been derived from the Company's annual financial statements and should be read in conjunction with the consolidated balance sheet at December 31, 1998 and 1997 and the related consolidated statements of income and of cash flows for the three years ended December 31, 1998 and notes thereto. See Item 8, Financial Statements and Supplementary Data, contained in this Annual Report.


                             Year Ended December 31,

                                                           1998           1997*           1996*         1995*           1994*
                                                           ----           -----           -----         -----           -----

                                                                   (In thousands, except share and per share amounts)

Statement of Operations:
  Net sales                                               $222,822       $188,814        $174,346      $167,807        $145,726

  Operating income                                          21,337         21,851          16,306        13,481          14,665

 Income before extraordinary item                            8,738         10,640           8,514         6,329           7,638

  Extraordinary item (1)                                     (313)             --              --            --              --

  Net income                                                 8,425         10,640           8,514         6,329           7,638

  Income per share before extraordinary item
      Basic                                               $   1.53       $   1.88        $   1.51      $   1.12        $   1.35
      Diluted                                                 1.49           1.84            1.50          1.12            1.35

  Extraordinary item (1)
      Basic                                               $   (.06)            --              --            --              --
      Diluted                                                 (.05)            --              --            --              --

  Net income per share
    Basic                                                 $   1.47       $   1.88        $   1.51      $   1.12        $   1.35
    Diluted                                                   1.44           1.84            1.50          1.12            1.35

  Weighted average shares outstanding
    Basic                                                5,698,815      5,666,683       5,650,560     5,650,560       5,653,035
    Diluted                                              5,849,946      5,793,770       5,669,893     5,650,560       5,655,481

*Reclassified to conform to 1998 presentation.


                                                                                       December 31,



                                                              1998          1997           1996           1995          1994
                                                              ----          ----           ----           ----          ----

                                                                                      (In thousands)

Balance Sheet Data:

  Cash and cash equivalents                               $ 14,966       $ 26,592      $ 14,909       $ 11,284      $ 6,975

  Working capital                                           51,954         43,431        38,667         38,495       35,507

  Total assets                                             270,284        150,233       117,064        111,329       93,934

  Long-term debt                                           136,008         27,390        17,787         22,532        20,366

--------------------------------

(1) The extraordinary item represents the loss, net of taxes and other expenses, on the extinguishment of certain long-term debt prior to scheduled maturity.

ITEM 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


     The following table sets forth certain information about the Company's three business segments.


                                                                         Year Ended December 31,
                                                     1998                          1997*                             1996*
                                            --------------------           --------------------               -----------------
                                                           % of                            % of                            % of
                                           Amount         Sales            Amount         Sales               Amount      Sales
                                           ------         -----            ------         -----               ------      -----

                                                                       (dollar amounts in thousands)
Sales:
 Textile Chemical Specialties             $139,581        62.7%          $133,452         70.7%              $120,301     69.0%

 Polymer Intermediates                      34,162        15.3                 --                                  --

 Environmental Products and Services        49,079        22.0             55,362         29.3                 54,045     31.0
                                           -------        ----            -------         ----                -------     ----

   Total                                  $222,822       100.0%          $188,814        100.0%              $174,346    100.0%
                                          ========       ======          ========        ======              ========    ======

Cost of Sales:
 Textile Chemical Specialties              $83,149        59.6%           $77,556         58.1%              $71,785      59.7%

 Polymer Intermediates                      28,352        83.0                 --                                 --

 Environmental Products and Services        32,397        66.0             37,624         68.0                38,405      71.1
                                            ------                         ------                             ------

   Total                                  $143,898        64.6%          $115,180         61.0%             $110,190      63.2%
                                          ========        =====          ========         =====             ========      =====

Gross Margin:
 Textile Chemical Specialties              $56,432        40.4%           $55,896         41.9%              $48,516      40.3%

 Polymer Intermediates                       5,810        17.0                 --                                 --

 Environmental Products and Services        16,682        34.0             17,738         32.0                15,640       28.9
                                            ------                         ------                             ------

   Total                                   $78,924        35.4%           $73,634         39.0%              $64,156      36.8%
                                           =======        =====           =======         =====              =======      =====

Operating Expense:
 Textile Chemical Specialties              $43,359        31.1%           $39,199         29.4%              $36,225      30.1%

 Polymer Intermediates                       2,293         6.7                 --                                 --

 Environmental Products and Services        11,935        24.3             12,584         22.7                11,625       21.5
                                            ------                         ------                             ------

   Total                                   $57,587        25.8%           $51,783         27.4%              $47,850       27.4%
                                           =======        =====           =======         =====              =======       =====

Operating Income:
 Textile Chemical Specialties              $13,073         9.3%           $16,697         12.5%              $12,291       10.2%

 Polymer Intermediates                       3,517        10.3                 --                                 --

 Environmental Products and Services         4,747         9.7              5,154          9.3                 4,015        7.4
                                            ------                         ------                            -------

   Total                                   $21,337         9.6%           $21,851         11.6%              $16,306        9.4%
                                           =======         ====           =======         =====              =======       =====


*Reclassified to conform to 1998 presentation.

Overview

     Sales increased by $34.0 million from 1997, principally as a result of the acquisition of Ruco on July 31, 1998, and of the Ocean Wash garment processing businesses in April 1998, as well as the inclusion of a full year of sales of Ivax (acquired in July 1997). Operating income for the year was $21.3 million, a decrease of $.6 million as the Textile Chemicals Specialties business experienced a reduction in operating income of $3.6 million, while the new Polymer Intermediates segment (created by the Ruco acquisition) added $3.5 million and Environmental Products and Services decreased slightly ( $.5 million). The Company's earnings per share, on a fully diluted basis, before an extraordinary item, was $1.49, $.35 lower than 1997.

     The acquisition of Ruco was part of the Company's strategic initiative to develop a third line of business. Ruco operates in a growth market in which the Company's basic strengths in adding value to our customers' businesses can be extended. The acquisition of the Ocean Wash garment processing chemicals business complements the Ivax Acquisition. Ocean Wash added approximately $4.2 million in sales for the nine months it was included in 1998 operations.

Operations

1998 Compared to 1997

     The Textile Chemical Specialties segment sales for 1998 increased 4.6% over 1997. This increase resulted primarily from the Ocean Wash and Ivax acquisitions, which more than offset the continued soft conditions in the North American textile market where the Company had reduced sales of $5.2 million, and the unfavorable impact of a style change in the garment sector, from light colored denim to dark colors, which requires less of the Company's enzyme products that create the stone-washed effect. Europe's textile chemical sales for the year improved 1.5% in U.S. dollars, mostly due to increased sales in distributor countries. The Europe physical volume improvement of 2.3% was offset by the 1.6% negative effect of the continued stronger U.S. dollar versus the Dutch guilder for 1998. U.S. based organic chemicals sales volume decreased by approximately 4% due to expiring toll manufacturing contracts which were not renewed or replaced.

     The newly formed Polymer Intermediates segment had sales of $34.1 million for the five months it was part of the Company, which was approximately 10% above Ruco's results for the comparable pre-acquisition period in 1997. That increase was mainly a result of physical volume growth as prices declined by slightly more than 2%.

     Sales in the Environmental Product and Services segment for 1998 decreased 11.3% due, in part, to the sale of the reverse osmosis membranes business in December 1997. The ongoing operations in this segment showed a decline of 6.1% versus 1997. This segment was negatively impacted in 1998 by the continued weak ion exchange industrial and household markets conditions in both the U.S. and Far East, with volume dropping 12.3%. Those decreases were partially offset by improvements in the toner, specialty polymer and biochemical product lines.

     The overall gross margin for 1998 was 35.4% versus 39.0% for 1997. In the Textile Chemical Specialties segment, 1998 margin of 40.4% was 1.5 percentage points below the prior year level of 41.9%. Margins for North America/Asia were
2.3 percentage points below 1997, primarily due to the impact of the additional sales of the Ocean Wash products which carry overall lower margins, an approximate 2% drop in average U.S. selling prices, somewhat offset by lower raw material and fixed manufacturing costs. Margins in Europe remained steady from year to year. Organic margins were affected by the reduced volume without a corresponding decrease in fixed manufacturing costs.

     Gross margin for the Polymer Intermediate segment, at 17.0%, is much lower than margins for the Company's other segments, and was comparable to Ruco's pre-acquisition performance. The lower gross profit margin is more than offset by lower operating expenses, producing very favorable operating income as discussed below.

     The gross margin in the Environmental Products and Services segment for 1998 increased to 34.0% versus 32.0% for 1997. Overall, the period was positively impacted by the results of several strategic action plans which were set in motion in 1997, including (i) the entry into a ten-year supply agreement pursuant to which Dow Chemical Company ("Dow") will provide the Company with substantially all of the Company's anion exchange resin requirements; (ii) the switch from purchasing a major raw material in the polymer product line to manufacturing in-house; and (iii) the aforementioned divestiture of the reverse osmosis membrane business which carried substantially lower margins. In addition, in 1998, the biochemical product line showed improved margins due to increased volume and a favorable product/customer mix in France.

     Operating expenses as a percent of sales decreased 1.6 percentage points to 25.8% in 1998, due to the lower operating cost of the Polymer Intermediates business offsetting increased operating costs (as a percentage of sales) over 1997 in the Company's other segments. While sales volumes increased overall in the Textile Chemical Specialties segment, operating expenses grew at a higher rate and, as a percentage of sales, increased primarily due to the added costs for the Ocean Wash and Ivax acquisitions, higher legal expenses in the U.S. and increased administration and computer related costs in Europe. The lower sales volume caused the Environmental Products and Services segment expenses as a percent of sales to increase over the same period in 1997 despite a reduction of actual expenses.

     The Company's provision for income taxes was computed using applicable prevailing income tax rates. Sybron's effective tax rate of 41.0% for 1998 was essentially equivalent to 1997's rate of 41.1%.

     Other income (expense) was ($6.5) million for 1998 versus ($3.8) million last year. The increase was primarily due to the increase in interest expense of $ 4.1 million associated with the acquisition of Ruco and the refinancing of the Company's debt. This was offset by a favorable currency adjustment difference between the two years of $1.1 million. This currency impact primarily resulted from the Korean won strengthening against the U.S. dollar, reversing part of the loss experienced in 1997. Also in 1997 the Company recorded expenses of $1.3 million related to the terminated merger transaction.

1997 Compared to 1996

     Sales for 1997 improved 8.3% over 1996 led by the Textile Chemical Specialties segment, which grew 10.9%. Sales in the Environmental Products and Services segment increased 2.4% in 1997 compared with the prior year.

     The 1997 growth in the Textile Chemical Specialties segment resulted primarily from combined North America and Asia textile chemical sales which increased 18.2% over 1996. This was the result of: the initial five months of sales from the acquisition in late July 1997 of the garment processing and textile chemical business from Ivax Industries; strong growth in Mexico, Taiwan, Korea and Canada; new product introduction and market expansion in several southern states; and increased custom toll manufacturing in the related organics business. These more than offset the continued weakness in the U.S. textile markets. Sales in Europe improved 2.4% in 1997 compared to 1996 in terms of U.S. dollars. This resulted from a substantial physical quantity increase of 15.0% due to geographic market expansion and new product sales, which more than overcame an overall 1.3% average selling price decrease and a net negative currency impact of approximately 14% primarily related to the stronger U.S. dollar versus the Dutch guilder.

     The three major product lines in the Environmental Products and Services segment all showed modest improvements in 1997 over the prior year. The increase in the ion exchange product line was primarily a result of new and regained customers and an overall volume increase in the household resin market. The full-year impact of the acquisition of Chemical Images in June 1996 and new toner business contributed to the improvement in the specialty polymer product line. The biochemical product line increase in 1997 was due to: substantial improvements in Europe primarily in consumer, marine, industrial and municipal applications; and increased usage in the treatment of industrial and municipal wastewater in the U.S.; all somewhat offset by a downturn in the consumer product line in the U.S. Overall average selling prices in this segment were relatively flat in 1997 versus the prior year.

     The gross margin for 1997 was 39.0%, a substantial improvement over the 36.8% experienced the prior year. Gross margins in the Textile Chemicals Specialties segment increased to 41.9% in 1997 versus the 1996 rate of 40.3%. Margins in the North America and Asia markets improved to 32.2% in 1997 from the prior year's 29.4% due to: new product sales which command a higher margin; the elimination of several low margin products in the U.S.; a slight decrease in raw material costs; substantial sales increases in

Mexico which carry higher margins; and additional cost controls. In the organics chemical business, margins also improved in 1997 compared to 1996 primarily as the result of the increase in higher margin toll manufacturing. The margins in Europe increased to 55.0% in 1997 from 53.1% in 1996. This improvement was due to the continued favorable impact of a weaker Dutch guilder as compared with certain other European currencies, coupled with new product sales that carry higher margins.

     Year-to-year improvements in all the product lines in the Environmental Products and Services segment resulted in a gross margin of 32.0% for this segment in 1997, as compared to 28.9% in 1996. In 1997, margins in the ion exchange product line were impacted by lower raw material costs, production related efficiencies and improved fixed cost controls. These offset a slight decrease in average selling prices and higher freight costs. Costs for styrene, the major raw material, remained stable. Production efficiencies and improved cost controls helped improve the margins in the specialty polymers product line. Biochemical margins increased in 1997 compared to 1996 due to an overall average selling price increase, production efficiencies and a favorable product/customer mix.

     Operating expenses as a percent of sales were 27.4% in 1997, unchanged from 1996. The Textile Chemical Specialties segment expenses as a percent of sales in 1997 decreased to 29.4% from 30.1% in 1996, primarily the result of favorable impacts from Europe due to the Dutch guilder/dollar exchange rate and lower environmental costs. Operating expenses as a percent of sales in the Environmental Products and Services segment increased to 22.7% from 21.5% the prior year. This was primarily the result of increased legal accruals (primarily in the ion exchange product line), higher provisions for doubtful accounts in specialty polymers, and overall stepped-up marketing efforts in several of the segment's product lines.

     The Company's provision for income taxes was computed using applicable prevailing income tax rates. The Company's effective tax rate of 41.1% for 1997 was only slightly higher than the 1996 rate of 40.9%.

     Other income (expense) was ($3.8) million for 1997 versus ($1.9) million in the prior year. The increase was primarily due to $1.3 million in costs associated with the terminated merger agreement transaction coupled with $.6 million in foreign exchange losses related to the devaluation of Asian currencies, primarily the Korean won.

Environmental Matters

     The manufacture of the Company's products, and in some cases their storage, transportation and disposal, involve a number of environmental considerations. See Item 1 Environmental Matters and Note 13 - Commitments and Contingencies, to the Company's Consolidated Financial Statements contained in this Annual Report.

     During 1998, 1997 and 1996 the Company incurred approximately $0, $79,000 and $172,000, respectively, of costs in connection with the ongoing review of possible soil and ground-water contamination at its Birmingham, New Jersey facility. These expenditures have been treated as land improvements.

     During 1998, 1997, and 1996 the Company spent approximately $66,000, $122,000 and $66,000, respectively, to identify and remediate certain soil contamination at its facility in Ede, Holland which existed at the time the Company acquired this facility from Sybron Corporation. Approximately $60,000, $75,000 and $57,000 of the costs incurred in 1998, 1997 and 1996, respectively, were charged against amounts previously reserved.

     The cost of remediating contamination at the Company's existing facilities is not expected to have a material adverse effect on the Company's annual operating results, cash flow or financial condition. At December 31, 1998, the Company has accrued approximately $1,312,000 to offset future environmental assessment and remediation costs.

Liquidity and Capital Resources

     Cash and cash equivalents of $15.0 million as of December 31, 1998 were $11.6 million below the December 31, 1997 balance of $26.6 million, primarily as a result of the Company's use of cashin connection with acquisitions.

     Operating activities generated a net cash flow of $4.8 million for 1998 versus $25.6 million in 1997. This was primarily the result of a substantial reduction in accounts payable and accrued expenses resulting from the return to the taxing authorities of an erroneous tax refund in the Netherlands, executive bonus payouts for 1997, annual pension funding, and payments for the previously discussed terminated merger agreement. In addition, unusually high inventory and capital equipment purchased during the latter part of 1997 were paid for in 1998.

     Net cash flow generated by operating activities totaled $25.6 million for 1997 versus $17.5 million for the same period in 1996. This increase principally was due to increased net income and higher payable balances, including a $3.8 million tax refund paid in error by the Netherlands government. This refund was returned to the taxing authorities early in 1998. Higher accounts receivable and inventory balances due to increased business activity were the principal uses of operating cash.

     Net cash used by investing activities totaled $128.5 million for 1998 as compared with $22.3 million for the comparable 1997 period. The year-to-year increase was primarily the result of the Ruco and Ocean Wash acquisitions, coupled with the purchase of property adjacent to the manufacturing site in Ede, Holland that will be used for future expansion.

     Net cash used by investing activities totaled $22.3 million for 1997 as compared with $7.5 million for 1996. This increase was the result of the Ivax Acquisition in July 1997, coupled with higher capital expenditures in 1997 due to manufacturing plant upgrades in the U.S. and Mexico.

     Financing activities provided $111.6 million in net cash during 1998 versus $11.0 million in 1997, due primarily to the new credit facility (the "New Credit Facility") the Company entered into in connection with the acquisition of Ruco. On July 31, 1998, the Company obtained from DLJ Capital Funding, Inc., Morgan Guaranty Trust Company of New York and Mellon Bank N.A. the $185 million New Credit Facility. The New Credit Facility consists of a $40 million Revolving Credit Facility (which replaces the Company's previous revolving credit facility) and a $145 million six-year term loan facility (the "Term Loan Facility") consisting of a Tranche A Facility for $45 million and a Tranche B Facility for $100 million. The Term Loan Facility was used to finance the $110 million acquisition of Ruco, refinance certain indebtedness of the Company, and pay fees and expenses. At December 31, 1998, the Revolving Credit Facility was undrawn.

     Borrowings under the Tranche A and B Facilities and the Revolving Credit Facility bear interest at a rate per annum equal to a margin, based on the leverage ratio of the Company and its subsidiaries, (at the Company's option) over either a base rate or adjusted LIBOR. The Company has chosen to borrow at LIBOR plus the leveraged margin of 2.25%. The Revolving Credit Facility, which matures on July 31, 2004, provides that $5 million may be used for letters of credit and up to $5 million may be used as a swing line facility. The Term Loan Facility will be amortized over a six-year period. The Company's obligations under the New Credit Facility are guaranteed by each of the Company's present and future domestic subsidiaries (the "Loan Guarantors"). The New Credit Facility and the guarantees thereof are secured by substantially all assets of the Company and the Loan Guarantors and a pledge of all of the capital stock of the Company's domestic subsidiaries and 65% of the voting capital stock of the Company's foreign subsidiaries.

     The net cash provided by financing activities for 1997 was $11.0 million primarily due to funding the Ivax Acquisition versus a $5.1 million net cash usage for 1996.

     During 1999, the Company believes its capital expenditures for existing operations, which are expected to be slightly above 1998's, can be funded from operating cash flow. Management believes cash flow from operations and available credit will be sufficient to finance operations, planned capital expenditures and debt service requirements for the foreseeable future.

Foreign Exchange

     The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, except the Company's Mexican and Colombian subsidiaries, the Company has determined the functional currencies are the subsidiaries' local currencies. The Company's Mexican and Colombian subsidiaries' functional currency is considered to be the U.S. dollar because both countries are designated as highly inflationary economies. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries, which are principally in Europe.

Intercompany balances arise between the Dutch operation and various subsidiaries. Overall, the Company recognized an exchange gain of $0.3 million 1998, an exchange loss of $0.8 million in 1997, and an exchange gain of $0.1 million in 1996.

Year 2000 Readiness Disclosure

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than nine months, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

     The company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 ("Y2K") software failures and has established a project team to address Y2K risks. The project team has and will continue to coordinate the identification of and implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems and manufacturing processes. The Company has also assessed the potential overall impact of the impending century change on its business, results of operations and financial position.

     The Company has reviewed its information and operational systems and manufacturing and laboratory processes to identify those services or systems that are not Y2K compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Y2K compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiates. The total cost of these Y2K compliance activities, estimated at less than $500,000, has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Y2K project, including testing, during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. The costs and the timing in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Y2K problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

     The Company also faces risk to the extent that suppliers of products, services and systems and others with whom the Company transacts business on a worldwide basis do not comply with Y2K requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the company is vulnerable to these third parties' failure to remediate their own Y2K issues. In the event any such third parties cannot provide the Company with products, services, or systems that meet the Y2K requirements on a timely basis, or in the event Y2K issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Y2K issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations and financial position could be materially adversely affected.

Inflations and Trends

     United States - Average selling prices in the U.S. decreased by approximately 2% during 1998. Overall raw material costs remained flat. The cost of styrene, one of the major raw materials in the Environmental Products and Services segment, declined approximately 8% in 1998 versus the prior year.

     Europe - Average selling prices and raw material costs in the Europe division's textile chemical product line were essentially flat in 1998.

     In the Textile Chemical Specialties segment, the Company is focusing on increasing market penetration in existing major markets such as the U.S. and Europe and growing developing markets in Latin America, Asia, Eastern Europe and the Middle East. The Company will continue new product development including more environmentally friendly alternatives to existing products.

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

ITEM 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure

     None


                                    PART III

ITEM 10.        Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company, their ages and their positions are set forth below:

Name                             Age      Position

Richard M. Klein..............    61      President, Chief Executive
                                           Officer and Director
Stephen R. Adler..............    49      Vice President, Human Resources
Joe J. Belcher................    57      Vice President-Textile Chemicals,
                                           North America
Peter de Bruijn...............    50      Executive Vice President, Textile
                                           Chemicals and Managing Director,
                                           Europe
Albert L. Eilender............    56      Executive Vice President,
                                           Corporate Development
Steven F. Ladin...............    52      Vice President, Finance
                                           and Chief Financial Officer
John McPeak...................    44      Vice President, Enterprise Resource
                                           Planning Task Force
Theodore Melnik...............    41      Vice President, Biochemicals
Robert M. Parlman.............    49      President, Textile Chemicals
John H. Schroeder.............    48      Executive Vice President
                                           Environmental Products and
                                           Services and Director
Kirk P. Pond..................    54      Director
Fred P. Rullo, Jr.............    58      Director
Paul C. Schorr, IV............    31      Director

     Dr. Klein has been a director of the Company and its President and Chief Executive Officer since its inception in 1987. Since 1969 and until July 1987, Dr. Klein served in various managerial positions with the Sybron Chemical Group, becoming its senior executive officer in 1978. He holds a Ph.D. in Chemistry from the University of Illinois. Dr. Klein currently serves as a director of the Nash Engineering Company and Mannington Mills, Inc. His term as director will expire in 2001.

     Mr. Adler has been the Vice President, Human Resources for the Company and the Sybron Chemical Group since 1984.

     Mr. Belcher has served in various managerial positions within the Company since 1984. In April 1995, he was promoted to Vice President-Textile Chemicals, North America. From July 1987 through March 1995, he was General Sales Manager-Textile Chemicals.

     Mr. de Bruijn has served in various managerial positions within the Company and the Sybron Chemical Group since January 1972. In January 1995, he was promoted to Managing Director Europe Division with managerial responsibility for the Company's textile chemical business in Europe and in 1998 he was appointed Executive Vice President, Textile Chemicals.

     Mr. Eilender joined the Company in May 1996 as Executive Vice President, Corporate Development. Prior to joining the Company, he spent twenty-eight years at Cambrex Corporation and its predecessor company in various managerial positions.

     Mr. Ladin joined the Company in August 1998 as Vice President, Finance and Chief Financial Officer. He also holds the positions of Treasurer and Corporate Secretary. Prior to joining the Company, he was Controller of The DuPont Merck Pharmaceutical Company.

     Mr. McPeak has served in various managerial positions within the Company since 1988. Since October 1998 he became Vice President, Enterprise Resource Planning Task Force. From September 1995 to November 1998, he had managerial responsibility for the Company's biochemical business. From August 1993 to August 1995, he was the Operations Manager for the Biochemical Division.

     Mr.  Melnik  joined  the  Company  in  October  1998  as  Vice   President,
Biochemicals. Prior to joining the Company, he was Business Manager for Specialty Chemicals at Union Carbide Corporation.

     Mr. Parlman joined the Company in December 1998 as President, Textile Chemicals. Prior to joining the Company, he served as Vice President, General Manager for a Zeeland Chemicals Inc. subsidiary, and Vice President-Business Development of Cambrex Corporation. Prior to that, he was Vice President, General Manager for Petrolite, with international responsibility for their oil field specialty chemicals business.

     Mr. Schroeder has served in various managerial positions within the Company since 1983 and has been a director of the Company since 1992. He was promoted to Executive Vice President Environmental Products and Services in March 1996 with responsibility for all business activities for the Company's Environmental Products and Services segment. He is a nominee for director at the 1999 Annual Meeting of Shareholders.

     Mr. Pond has been a director of the Company since May 1998 and has been Chairman, President and CEO of Fairchild Semiconductor Corporation of Portland, Maine and a member of the office of the President of National since 1994. He also served in various management positions for the combined National and Fairchild Logic businesses since 1984. Mr. Pond currently serves as Chairman of Fairchild's Board of Directors. His term as a director will expire in 2000.

     Mr. Rullo has been a director of the Company since February 1999. He is currently Vice Chairman of Naxcor Biotech. He also was Chairman, President and CEO of Freedom Chemical Company. Prior to that he was President of ABB Combustion Systems and Services, Executive Vice President and Director of Lyondell Petrochemical Company, Senior Vice President of Arco Chemical Company and was a director of Rexene Corporation. Mr. Rullo currently serves as a director of Pecora Corporation and Carolina Best Friend Pet Care, LLC. His term as director will expire in 2000.

     Mr. Schorr has been a director of the Company since February 1997 and has been a Vice President of Citicorp Venture Capital Ltd. since 1996. Prior to joining Citicorp in 1996, Mr. Schorr was a consultant with McKinsey & Company, Inc. Mr. Schorr currently serves as a director of KEMET Corporation and Fairchild Semiconductor. His term as director will expire in 2001.


ITEM 11.        Executive Compensation

     The information required by this Item 11 is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 12.        Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13.        Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

(a)    (1)      Financial Statements

                                                                           Page
                                                                           ----
                Report of Independent Accountants.......................   F-2

                Consolidated Balance Sheets as of December 31, 1998
                  and 1997..............................................   F-3

                Consolidated Statements of Income for the years
                  ended December 31, 1998, 1997 and 1996................   F-4

                Consolidated Statement of Stockholders' Equity for the
                  years ended December 31, 1998, 1997 and 1996..........   F-5

                Consolidated Statement of Cash Flows for the years
                  ended December 31, 1998, 1997 and 1996................   F-6

                Notes to Consolidated Financial Statements..............   F-7

       (2)      Financial Statement Schedules
                The following financial statement schedule for the years ended December 31, 1998, 1997 and 1996 is filed as part of this report and should be read in conjunction with the consolidated financial statements set forth in Item 8.
                                                                           Page
                                                                           ----

                Schedule VIII - Valuation and Qualifying Accounts and
                                  Reserves..........                        S-1

                Schedules other than that listed above are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.


       (3)      Exhibits and Exhibit Index
                Exhibit No.         Description

                2.1                 Capital Stock and Membership Interest Purchase Agreement, effective as of July 31, 1998, by and among Sybron Chemicals Inc., Louis T. Camilleri, Anthony F. Forgione, Joseph Mitola,
                                    and Joseph A. Ruffing, with exhibits. (6)
                3.1                 Form of Restated Certificate of Incorporation of Sybron Chemicals Inc. (1)
                3.2                 Bylaws of Sybron Chemicals Inc. (1)
                3.3                 Certificate of Ownership and Merger Merging Sybron Chemicals, Inc. into Sybron Chemical
                                    Industries Inc. (2)
                3.4                 Agreement and Plan of Merger dated January 28, 1993 between Sybron Chemicals Inc. and
                                    Sybron Chemical Industries Inc. (2)
                4                   Rights Agreement, dated as of August 7, 1998, by and between Sybron Chemicals Inc. and the Rights Agent, with exhibits (incorporated herein by reference to Exhibit 1 to the
                                    Registration Statement on Form 8-A, filed on August 14, 1998 with the Securities and Exchange
                                    Commission). (7)
                10                  Non-Competition Agreement, effective as of
                                    July 31, 1998, by and among Sybron Chemicals
                                    Inc., Ruco NY, Ruco GA and Anthony Forgione
                                    (substantially similar agreements with
                                    Messrs.
                                    Mitola, Camilleri and Mitola not included). (6)
                10.1                Employment Agreement by and among Ruco Polymer Corp., Ruco Polymer Company of
                                    Georgia LLC, Sybron Chemicals Inc. and Anthony F. Forgione, dated as of July 31, 1998, with material exhibits. (6)
                10.2                Bonus Incentive Plan for Mr. Forgione. (6)
                10.3                Credit Agreement, dated as of July 31, 1998, by and among Sybron Chemicals Inc., DLJ Capital
                                    Funding, Inc., Morgan Guaranty Trust Company of New York and Mellon Bank, N.A. (6)
                10.4*               Savings & Thrift Plan, as amended (1)
                10.5*               1992 Stock Option Plan (1)
                10.6*               Share Participation Plan (1)
                10.7                Trademark Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the
                                    Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Ruco GA's
                                    trademarks and licenses. (6)
                10.8                Patent Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the
                                    Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Sybron
                                    Chemicals Inc.'s patents and licenses. (6)
                10.9                Patent Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the
                                    Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Ruco NY's
                                    patents and licenses. (6)
                10.10*              Executive Bonus Plan (2)
                10.11*              Employment Agreement, dated April 19, 1996, with Albert L. Eilender. (4)
                10.12               Asset Purchase Agreement by and among Ivax Corporation, Ivax Industries Inc., Ivax
                                    Industries Canada, Inc., Ivax Industries U.K., Ltd. and Sybron Chemicals Inc. dated
                                    July 29, 1997. (5)
                10.13               Subordination Agreement, dated as of July 31, 1998 by Sybron Chemical Industries Nederland
                                    B.V. (6)
                10.14               Promissory Notes, dated as of July 31, 1998, by Sybron Chemicals Inc. in favor of DLJ Capital
                                    Funding, Inc., Morgan Guaranty Trust Company of New York and Mellon Bank, N.A. (6)
                10.15               Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc. and Mellon
                                    Bank, N.A. (6)




       (3)      Exhibits and Exhibit Index (Continued)
                Exhibit No.         Description
                10.16               Trademark Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the
                                    Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Sybron Chemicals
                                    Inc.'s trademarks and licenses. (6)
                10.17               Trademark Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the
                                    Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Ruco NY's
                                    trademarks and licenses. (6)
                10.18               Patent Security Agreement, dated as of July 31, 1998, among Sybron Chemicals Inc., the
                                    Subsidiary Guarantors to the Credit Agreement, and Mellon Bank, N.A. re: Ruco GA's
                                    patents and licenses. (6)
                10.19               Subsidiary Guaranty Agreement, dated as of July 31, 1998, by and among Sybron Chemical
                                    Holdings Inc., Ruco NY, Ruco GA and DLJ Capital Funding, Inc., Morgan Guaranty Trust
                                    Co. of New York and Mellon Bank, N.A. (6)
                10.20               Subordination Agreement, dated as of July 31, 1998 by Sybron Chemie Nederland B.V. (6)
                21                  Subsidiaries of the Registrant (8)
                23                  Consent of PricewaterhouseCoopers LLP dated March 31, 1999 (8)
                24                  Powers of attorney of directors of the Registrant. (8)
                27                  Financial Data Schedule (8)
--------------------

      (1)  Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-46091) and
            incorporated herein by reference.
      (2)  Previously filed as an Exhibit to the Registrant's 1992 Form 10-K and incorporated herein by reference.
      (3)  Previously filed as an Exhibit to the Registrant's 1994 Form 10-K and incorporated herein by reference.
      (4)  Previously filed as an Exhibit to the Registrant's 1996 Form 10-K and incorporated herein by reference.
      (5)  Previously filed as an Exhibit to Registrant's Form 8-K filed October 13, 1997 and incorporated herein by reference.
      (6)  Previously filed as an Exhibit to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
      (7)  Previously filed as an Exhibit to the Company's Registration Statement on Form 8-A, filed on August 14, 1998.
      (8)  Filed electronically herewith.
       *   Denotes management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)             Reports on Form 8-K
                The following report on Form 8-K was filed during the quarter ended December 31, 1998.

         (1) Form 8-K, filed on October 13, 1998, regarding the Company's acquisition of all of the outstanding capital stock of Ruco Polymer Corporation and all of the outstanding membership interests of Ruco Polymer Company of Georgia, LLC.

                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                              SYBRON CHEMICALS INC.

                                              By /s/  RICHARD M. KLEIN
                                              ------------------------
                                              RICHARD M. KLEIN
                                              Chairman of the Board,President,
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                        Title
     ---------                        -----

 /s/  RICHARD M. KLEIN                Chairman of the Board,  President,
 -------------------------            and Chief Executive Officer
      RICHARD M. KLEIN


 /s/  STEVEN F. LADIN                 Vice President, Finance, Chief
 -------------------------            Financial Officer, Secretary and Treasurer
      STEVEN F. LADIN


 /s/         *                        Director
 -------------------------
      KIRK P. POND


 /s/         *                        Director
 -------------------------
      PAUL C. SCHORR, IV


 /s/         *                        Director
 -------------------------
      JOHN H. SCHROEDER


 /s/         *                        Director
 -------------------------
      FRED P. RULLO, JR.


* By: /s/ RICHARD M. KLEIN
--------------------------
   RICHARD M. KLEIN, Attorney-in-fact

                   Index to Consolidated Financial Statements
                              Sybron Chemicals Inc.



                                                                          Page

Report of Independent Accountants.....................................     F-2

Consolidated Balance Sheets as of December 31, 1998
  and 1997............................................................     F-3

Consolidated Statements of Income for the years
  ended December 31, 1998, 1997 and 1996..............................     F-4

Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996........................     F-5

Consolidated Statement of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996..............................     F-6

Notes to Consolidated Financial Statements.............................    F-7

                        Report of Independent Accountants





To the Board of Directors
and Stockholders of
Sybron Chemicals Inc.



     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sybron Chemicals Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania 19103
March 31, 1999

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)
                                     ASSETS
                                                         December 31,
                                                   1998               1997
                                                   ----               ----
Current assets:
  Cash and cash equivalents                     $ 14,966           $ 26,592
  Accounts receivable, net                        46,089             37,367
  Inventories, net                                36,466             28,205
  Prepaid and other current assets                 3,515              3,019
  Prepaid income taxes                             1,938
  Deferred income taxes                              237                140
                                                ---------          --------
    Total current assets                         103,211             95,323

Property, plant and equipment, net                80,175             34,224
Intangible assets, net                            81,967             20,086
Other assets                                       4,931               600
                                                ---------          --------
                                                $270,284           $150,233
                                                =========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $  2,093           $  1,760
  Current portion of long-term debt                9,285              2,429
  Accounts payable                                23,642             27,653
  Accrued liabilities                             15,190             16,087
  Income taxes payable                               598              3,951
  Deferred income taxes                              449                 12
                                                ---------          --------
    Total current liabilities                     51,257             51,892

Long-term debt                                   136,008             27,390
Deferred income taxes                              3,904              2,502
Post-retirement benefits                           3,739              3,919
Other                                              2,728              2,119
                                                ---------          --------
    Total liabilities                            197,636             87,822
                                                ---------          --------

Commitments and contingencies (See Note 13)

Stockholders' equity:
  Preferred stock, $.01 par value, 500,000
    shares authorized; none issued
  Common stock - $.01 par value, 20,000,000
    shares authorized; issued 5,938,050
    and 5,908,260 shares                              59                 59
  Additional paid-in capital                      24,151             23,580
  Retained earnings                               60,414             51,989
  Accumulated other comprehensive losses          (7,610)            (8,544)
  Less treasury stock, at cost - 218,299
  and 233,648 shares                              (4,366)            (4,673)
                                               ----------          ---------
    Total stockholders' equity                    72,648             62,411
                                                ---------          ---------
                                                $270,284           $150,233
                                                =========          ========


                 The accompanying notes are an integral part of
                            the financial statements.
                                       F-3

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                 Year ended December 31,
                                           1998         1997*         1996*
                                           ----         -----         -----

Net sales                                $222,822      $188,814      $174,346
                                         ---------     ---------     --------

Cost of sales                             143,898       115,180       110,190
Selling                                    38,050        35,148        31,257
General and administrative                 12,534        11,340        11,123
Research and development                    4,209         3,710         4,154
Amortization of intangible assets           2,794         1,585         1,316
                                         ---------     ---------     --------
                                          201,485       166,963       158,040
                                         ---------     ---------     --------

Operating income                           21,337        21,851        16,306
                                         ---------     ---------     --------

Other income (expense):
  Interest income                             387           497           400
  Interest expense                         (6,058)       (1,968)       (1,969)
  Terminated merger costs                    (161)       (1,270)
  Other, net                                 (694)       (1,048)         (343)
                                         ---------     ---------     ---------
                                           (6,526)       (3,789)       (1,912)
                                         ---------     ---------     ---------
Income before income taxes and
  extraordinary item                       14,811        18,062        14,394
Provision for income taxes                  6,073         7,422         5,880
                                         ---------     ---------     --------

Income before extraordinary item            8,738        10,640         8,514
Extraordinary item - net of income taxes     (313)
                                         ---------
Net income                             $    8,425      $ 10,640      $  8,514
                                       ===========     =========     ========

Income per share before extraordinary item:
  Basic                                  $   1.53       $  1.88       $  1.51
  Diluted                                    1.49          1.84          1.50

Loss per share extraordinary item:
  Basic                                  $   (.06)
  Diluted                                    (.05)

Net income per share:
  Basic                                  $   1.47      $   1.88       $  1.51
                                         =========     =========      ========
  Diluted                                $   1.44      $   1.84       $  1.50
                                         =========     =========      ========

*Reclassified to conform to 1998 presentation.

                 The accompanying notes are an integral part of
                            the financial statements.
                                       F-4

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1997 and 1998
                             (amounts in thousands)

                                                          Additional   Accumulated                                       Total
                                         Common stock      paid-in    other compre-     Retained     Treasury stock   Stockholders'
                                        Shares   Amount    capital    hensive losses    earnings    Shares    Amount     Equity


Balances at December 31, 1995           5,905     $ 59     $23,530       $(1,382)       $32,835       254    $(5,089)    $49,953

Net income                                                                                8,514                            8,514

Translation adjustment                                                    (2,127)                                         (2,127)

Minimum pension liability adjustment                                        (252)                                           (252)
                                       -------    -----    --------      --------       -------     ------   ---------   --------

Balances at December 31, 1996           5,905       59      23,530        (3,761)        41,349       254     (5,089)     56,088

Net income                                                                               10,640                           10,640

Translation adjustment                                                    (4,850)                                         (4,850)

Minimum pension liability adjustment                                          67                                              67

Exercise of stock options                   3                   47                                                            47

Shares issued under Savings and
  Incentive Plans                                                3                                    (20)       416         419
                                       -------    -----    --------      --------       -------      -----    -------      ------

Balances at December 31, 1997           5,908       59      23,580        (8,544)        51,989       234     (4,673)     62,411

Net income                                                                                8,425                            8,425

Translation adjustment                                                     1,106                                           1,106

Minimum pension liability adjustment                                        (172)                                           (172)

Exercise of stock options                  30                  429                                                           429

Shares issued under Savings and
  Incentive Plans                                              142                                    (16)       307         449
                                       -------    -----    --------      --------       -------      -----    -------     --------


Balances at December 31, 1998           5,938     $ 59    $ 24,151       $(7,610)       $60,414       218    $(4,366)    $72,648
                                        ======    ====    ========       ========       =======      =====   ========    =======


               The accompanying notes are an integral part of the
                             financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                       Year ended December 31,
                                                                                 1998            1997           1996
                                                                                 ----            ----           ----
Cash flows from operating activities:
 Net income                                                                   $ 8,425         $10,640        $ 8,514
 Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation and amortization                                                   9,028           6,524          6,465
 Provision for losses on accounts receivable                                       726             709            392
 Gain on sale of assets                                                                           (136)
 Provision (benefit) for deferred taxes                                          1,215            (818)          (597)
 Extraordinary item                                                                313
Change in assets and liabilities:
 Accounts receivable                                                             1,533          (6,119)        (3,009)
 Inventory                                                                       2,116          (6,074)         1,829
 Other current assets                                                             (328)           (312)        (1,217)
 Accounts payable and accrued expenses                                         (13,039)         15,874          5,969
 Income taxes payable                                                           (4,381)          3,602           (332)
 Other assets and liabilities, net                                                (842)          1,676           (519)
                                                                               --------        --------        -------

 Net cash provided by operating activities                                       4,766          25,566         17,495
                                                                               -------         --------        ------

Cash flows from investing activities:
 Capital expenditures                                                          (10,689)         (9,365)        (6,326)
 Business acquisitions, net of cash acquired                                  (117,849)        (14,476)        (1,275)
 Sale of business assets                                                                         1,500
 Other, net                                                                                                        52
                                                                              -----------      --------        -------

 Net cash used by investing activities                                        (128,538)        (22,341)        (7,549)
                                                                              ---------       ---------        -------

Cash flows from financing activities:
 Repayment of debt                                                             (14,455)         (2,429)        (2,429)
 Net (repayments) borrowings under revolving credit facilities                 (16,155)         13,335         (2,668)
 Loan proceeds, net                                                            141,811
 Proceeds from the exercise of stock options                                       429              47
                                                                              ---------        -------

 Net cash provided (used) by financing activities                              111,630          10,953         (5,097)
                                                                              ---------        --------        -------

Effect of exchange rate changes on cash                                            516          (2,495)        (1,224)
                                                                              ---------        --------        -------

 Net (decrease) increase in cash and cash equivalents                          (11,626)         11,683          3,625
Cash and cash equivalents at beginning of year                                  26,592          14,909         11,284
                                                                               --------        --------        ------

Cash and cash equivalents at end of year                                       $14,966         $26,592        $14,909
                                                                               ========        ========       =======

See Consolidated Statement of Shareholders' Equity for non-cash transaction involving treasury shares issued in 1998 and 1997 under savings and incentive plans.

               The accompanying notes are an integral part of the
                              financial statements.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)



NOTE 1 - THE COMPANY:

The Company is an international "specialty" chemical company which serves three main markets: textile chemical specialties products, polymer intermediates and environmental products and services (primarily related to water and waste treatment). As used herein, unless otherwise indicated, the "Company" refers to Sybron Chemicals Inc. and its subsidiaries.


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

Basis of Presentation:

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and activity have been eliminated.

Accounting Policies:

    Use of Estimates -

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

    Cash and Cash Equivalents -

Cash and cash equivalents include funds invested in liquid short-term investments with a maturity of three months or less. For such investments the carrying amount approximates fair value. At December 31, 1998 and 1997 these investments amounted to $4,257 and $22,687, respectively.

    Inventories -

Inventories are stated at the lower of cost or market. For U.S. operations, except the Ruco subsidiary, cost is determined using the last-in, first-out
(LIFO) method. For all other operations, cost is determined using the first-in, first-out (FIFO) method.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):


    Property, Plant and Equipment -

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (generally 10-40 years for buildings and 3-20 years for machinery and equipment) using the straight-line method.

    Intangible and Other Assets  -

Intangible assets (net of accumulated amortization - 1998, $9,157; 1997, $6,382) include the unamortized fair values of trademarks, license agreements, patents, non-compete agreements and goodwill. Intangible assets are amortized on a straight-line basis over estimated useful lives of 5 to 40 years. The Company continually evaluates the reasonableness of its amortization for intangibles. If it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets will be written down to their fair value. Costs associated with the issuance of long-term debt are amortized on a straight-line basis over the term of the debt.

For all years presented, the amortization expense of intangible assets has been reclassified from other income (expense) to an operating expense category. Prior year amounts have been reclassified to conform to the current year presentation.

    Impairment of Long-Lived Assets -

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

    Environmental Liabilities and Expenditures (Continued)-

In general, costs related to environmental remediation are charged to expense. Environmental remediation costs are capitalized if the costs increase the value of the property as compared to the state of the property when acquired, or mitigate or prevent contamination from future operations.

    Revenue Recognition and Related Disclosures -

The Company recognizes revenue upon shipment of products. Receivables resulting from these sales approximate fair value. The Company monitors the credit worthiness of its customers. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's diverse customer base. The allowance for doubtful accounts at December 31, 1998 and 1997 was $2,785 and $2,058, respectively.

    Interest Expense -

Interest expense incurred during the construction of facilities and equipment is capitalized as part of the cost of those assets. Total interest paid by the Company was $6,414 in 1998, $1,651 in 1997 and $2,086 in 1996. Interest
capitalized was $154 in 1998, $33 in 1997 and $32 in 1996.

    Retirement Benefits -

Pension expense for the Company's domestic and significant international defined benefit pension plans is determined in accordance with Statement of Financial Accounting Standards No. 87 (FAS 87), "Employers' Accounting for Pensions". FAS 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" has been adopted by the Company in 1998. See Note 10 for further description.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for a portion of its retired employees which are funded as costs are incurred. Liability for these benefits are recognized in accordance with FAS 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions."

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):

    Stock-Based Compensation -

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

    Foreign Currency Translation -

The financial statements and transactions for the majority of the Company's foreign subsidiaries are maintained in their local currencies which are considered to be their functional currencies. The Company's Mexican and Colombian subsidiaries functional currencies are considered to be the U.S. dollar because these countries have been designated as highly inflationary economies. All of these transactions are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52.

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using current exchange rates and the resulting translation adjustments are recorded to the cumulative translation adjustment component of stockholders' equity, except the Company's Mexican and Colombian subsidiaries which operate in highly inflationary economies. (Certain assets of these subsidiaries are translated at historical exchange rates and all translation adjustments are reflected in the Consolidated Statements of Income). Revenues and expenses of foreign subsidiaries are translated at weighted average rates of exchange for the respective periods. Foreign exchange gains (losses) for 1998, 1997 and 1996 were approximately $303, ($787) and $131, respectively.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued):

    Earnings Per Share -

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:
                                  1998               1997                1996
                                  ----               ----                ----

         Basic                 5,698,815          5,666,683           5,650,560
         Diluted               5,849,946          5,793,770           5,669,893

The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

The following stock options are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price for the year:

                                  1998               1997                1996
                                  ----               ----                ----

         Stock options          144,402             9,318             136,946


NOTE 3 - COMPREHENSIVE INCOME:

The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general-purpose financial statements.

The tables below set forth "comprehensive income" and each component's related tax effect for the twelve months ended December 31:

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 3 - COMPREHENSIVE INCOME (Continued):

                                         Statement of Comprehensive Income
                                         Twelve Months Ended December 31,

                                                            1998                1997                1996
                                                            ----                ----                ----
Net Income                                                 $8,425             $10,640              $8,514
                                                           ------             -------              ------

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                 1,106              (4,850)             (2,127)
   Minimum pension liability adjustment                      (172)                 67                (252)
                                                            -----             -------              -------

Other comprehensive income                                    934              (4,783)             (2,379)
                                                              ---             -------              -------

Comprehensive income                                       $9,359              $5,857              $6,135
                                                           =======             =======             ======


          Related Tax Effects of Each Component of Comprehensive Income
                        Twelve Months Ended December 31,

                                               1998                               1997                          1996
                                  -------------------------------    ---------------------------    ----------------------------

                                                Tax        Net of                Tax      Net of                Tax       Net of
                                  Pre-Tax    (Expense)      Tax      Pre-Tax  (Expense)    Tax      Pre-Tax  (Expense)     Tax
                                  Amount      Benefit      Amount    Amount    Benefit    Amount    Amount    Benefit     Amount

Foreign currency translation
 adjustments                        $1,106                $1,106     $(4,850)            $(4,850)  $(2,127)              $(2,127)

Minimum pension liability adjustment  (292)     $120        (172)        117    $(50)         67      (411)    $159         (252)

Total comprehensive income          $  814      $120      $  934     $(4,733)   $(50)    $(4,783)  $(2,538)    $159       (2,379)


The following table illustrates the components of accumulated other comprehensive income and their associated changes for the year ending December 31.

                 Accumulated Other Comprehensive Income Balances
                        Twelve Months Ended December 31,

                                                                 1998                                        1997
                                                                ------                                      -----
                                                                 Current                                   Current
                                                 Beginning       Period        Ending      Beginning       Period         Ending
                                                  Balance        Change       Balance       Balance        Change         Balance

Foreign currency translation adjustments          $(8,359)        $1,106     ($7,253)       $(3,509)      $(4,850)        $(8,359)
Minimum pension liability adjustment                 (185)          (172)       (357)          (252)           67            (185)
                                                 ---------      --------      -------      ---------      --------        --------

Accumulated comprehensive (loss) income           $(8,544)        $  934     $(7,610)       $(3,761)      $(4,783)        $(8,544)
                                                  ========        ======     ========       ========      ========        ========

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 4 - ACQUISITIONS AND MERGERS:

On July 31, 1998, the Company acquired all of the outstanding capital stock of Ruco Polymer Corporation and all of the outstanding membership interests of Ruco Polymer Company of Georgia, LLC (collectively "Ruco"). The aggregate purchase price for the acquisition was $110 million, including the repayment of bank debt owed by Ruco.

In April 1998, the Company acquired certain operating assets, not including manufacturing facilities, of the garment processing specialty chemicals businesses of Ocean Wash Inc. and Ocean Wash de Mexico de C.V., (collectively "Ocean Wash"), for $6,750. The acquired garment processing chemicals businesses have been merged into the Company's corresponding business sector.

Between October 1997 and February 11, 1998, the Company entertained a buyout proposal received from an investor group consisting of certain major shareholders, primarily Citicorp Venture Capital Ltd. and certain members of the Company's management. The Company signed a merger agreement on December 11, 1997, which was terminated on February 11, 1998. The Company recognized expense of $1,270 associated with the terminated merger agreement in the fourth quarter of 1997 and $161 in the first quarter of 1998.

On July 29, 1997, the Company acquired certain operating assets, not including manufacturing facilities, of the textile and garment processing businesses of Ivax Industries, Inc., Ivax Industries Canada, Inc. and Ivax Industries U.K. Ltd., (collectively "Ivax"), for $14,476. The acquired garment processing chemicals businesses have been merged into the Company's corresponding business sector.

All the above described acquisitions have been accounted for as purchases and, accordingly, the operating results of the acquired businesses have been included in the Company's consolidated financial statements since the date of acquisition.

The Ocean Wash acquisition did not have a material effect on 1998 operating results. The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume the Ruco and Ivax acquisitions occurred on January 1, 1997:

                                                           1998         1997
                                                         --------     --------

Net sales                                                $270,444     $280,613
Net income before extraordinary item                     $  6,745     $  7,095
Net income per diluted share before extraordinary item      $1.15        $1.22

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 5 - INVENTORIES:

  The components of inventories are:
                                                          December 31,
                                                   1998                1997
                                                   ----                ----

         Finished goods                          $28,871             $21,317
         Raw materials                             9,632               7,864
                                                 -------             -------
                                                  38,503              29,181

         Less reserves                             2,037                 976
                                                 -------             -------
                                                 $36,466             $28,205
                                                 =======             =======

LIFO inventories comprise approximately 49% and 64% of total inventories at December 31, 1998 and 1997, respectively. If the FIFO method of accounting for inventories had been used by the Company, inventories would have been less than reported by $25 in 1998 and greater than reported by $155 at December 31, 1998 and 1997, respectively.


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are:
                                                       December 31,
                                                  1998               1997
                                                  ----               ----

         Land                                   $ 7,324            $ 2,965
         Buildings                               30,293             17,967
         Machinery and equipment                 86,647             47,503
         Construction in progress                 1,489              4,607
                                                --------           -------
                                                125,753             73,042

         Accumulated depreciation               (45,578)           (38,818)
                                                --------           --------
                                                $80,175            $34,224
                                                ========           =======


Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $6,234 $4,939 and $5,149, respectively. Maintenance and repairs expense for the same periods amounted to $2,672, $2,342 and $2,156, respectively.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)



NOTE 7 - ACCRUED LIABILITIES:

The components of accrued liabilities are:
                                                          December 31,
                                                    1998                1997
                                                    ----                ----

Accrued compensation                              $ 6,542            $ 6,851
Accrued selling and marketing expenses              2,304              2,450
Accrued professional fees                           1,152              1,494
Accrued environmental liabilities                   1,312              1,349
Other accrued liabilities                           3,880              3,943
                                                  -------            -------
                                                  $15,190            $16,087
                                                  =======            =======


NOTE 8 - LONG-TERM DEBT:

The components of long-term debt are:
                                                           December 31,
                                                   1998                 1997
                                                   ----                 ----

Notes payable - Tranche A Facility              $ 44,438
Notes payable - Tranche B Facility                98,750

Notes payable bearing interest at 8.17%                               $12,143

Revolving credit facility bearing interest
  at the bank's prime rate less 1.5% or
  .375% over LIBOR                                                     17,676

Other debt                                         2,105
                                                 -------              -------
                                                 145,293               28,819

Less current portion                               9,285                2,429
                                                ---------            --------

                                                $136,008              $27,390
                                                ========              =======

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 8 - LONG-TERM DEBT (Continued):

Concurrent with the closing of the Ruco acquisition, the Company entered into a New Credit Facility consisting of a Term Facility in an aggregate principal amount of $145,000 and a Revolving Facility in an aggregate principal amount of $40,000, which was undrawn at December 31, 1998. The Term Facility is composed of a $45,000 Tranche A facility and a $100,000 Tranche B facility. The New Credit Facility will expire on July 31, 2004.

Borrowings under the Tranche A and B facilities bear interest at a rate per annum equal to a margin, based on the leverage ratio of the Company and its subsidiaries, at the Company's option, over a base rate or adjusted Libor. The Company has chosen to borrow at Libor plus the leveraged margin of 2.25%. At December 31, 1998 there were $143,188 of outstanding borrowings under the Tranche A and B facilities at an average interest rate of 7.55%.

The Revolving Facility has $40,000 availability to fund the working capital requirements and general corporate purposes of the Company. The previous revolving credit facility was paid in full on July 31, 1998.

The repayment of the 8.17% notes on July 31, 1998, resulted in an extraordinary loss of $313, net of taxes of $200.

Annual Repayments:

The aggregate annual repayments of debt outstanding at December 31, 1998 are as follows:

                        1999                               $   9,285
                        2000                                  17,448
                        2001                                  23,805
                        2002                                  31,054
                        2003                                  36,492
                        2004                                  27,209
                                                             -------
                                                            $145,293
Debt Covenants:

The New Credit Facility imposes upon the Company certain conditions and restrictions, such as financial tests relating to interest coverage, fixed charge coverage, leverage ratio and minimum tangible net worth, limitations on the ability of the Company to incur debt, pay dividends or take certain other corporate actions, and limitations on capital expenditures, investments and acquisitions. The Company believes it is in compliance with these covenants and restrictions at December 31, 1998.
                                      F-16

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 9 - INCOME TAXES:

Provisions for income taxes are:
                                                Year ended December 31,
                                              1998       1997        1996
                                              ----       ----        ----

 Currently payable:
    Federal                                 $  174      $1,973      $1,490
    State                                                  233         188
    Foreign                                  4,687       6,034       4,799
                                             -----      ------       -----
                                             4,861       8,240       6,477
  Deferred taxes:
    Federal                                    518        (654)       (884)
    State                                      116         (96)       (131)
    Foreign                                    578         (68)        418
                                            -------       ----      ------

  Income taxes before extraordinary item    $6,073      $7,422      $5,880
                                            =======     =======     ======

Provisions for income taxes differ from the amount computed by applying the statutory federal rate due to the following:
                                                 Year ended December 31,
                                             1998        1997        1996
                                             ----        ----        ----

Income tax computed at U.S.
 Federal statutory tax rates                $5,037      $6,141      $4,894
State income taxes, net of
 federal income tax benefit                     99         233          95
Foreign subsidiaries taxed at
 higher rates                                  683       1,063         653
Other items, net                               254         (15)        238
                                            -------     ------      -------
                                            $6,073      $7,422      $5,880
                                            =======     ======      ======


Income taxes paid were $9,271 in 1998, $4,379 in 1997 and $6,846 in 1996.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 9 - INCOME TAXES (Continued):

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                         December 31,
                                                    1998                1997
                                                    ----                ----
   Deferred tax assets:
     Accrued expenses                             $ 1,700            $ 1,452
     Post-retirement benefits                       1,518              1,587
     Other                                            815                 499
                                                  --------            -------
       Total deferred tax assets                    4,033               3,538
                                                   -------            -------

   Deferred tax liabilities:
     Depreciation                                  (3,285)             (2,511)
     Property                                      (1,521)               (830)
     Inventory                                     (1,376)               (995)
     Intangibles                                   (1,255)               (968)
     Other                                           (700)               (596)
                                                  --------            --------
       Total deferred tax liabilities              (8,137)             (5,900)
                                                  --------            --------

     Net deferred tax liability                   $(4,104)            $(2,362)
                                                  ========            ========

The components of income before income taxes and extraordinary item are:
                                                  Year ended December 31,
                                              1998          1997        1996
                                              ----          ----        ----

United States (before extraordinary item)  $    554      $ 3,632      $ 1,520
Foreign                                      14,257       14,430       12,874
                                            -------      -------      -------
                                            $14,811      $18,062      $14,394
                                            =======      =======      =======


Retained earnings of foreign subsidiaries totaling approximately $43,300 at December 31, 1998 are considered to be reinvested indefinitely in these businesses. Accordingly, no provision for income taxes has been made for the repatriation of these earnings. Provision for income taxes have been made for approximately $17,000 of retained earnings of foreign subsidiaries which are not considered to be indefinitely invested.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS:

Pension Benefits:

The Company maintains a savings and investment plan (the "Plan") for certain U.S. employees. In accordance with the Plan, the Company contributes a fixed percentage of an employee's annual earnings based upon the employee's age and length of service with the Company. Under the voluntary portion of the Plan, participants contribute a certain percentage of their compensation each pay period. The Company matches 35% of this voluntary contribution up to 6% of total compensation. Total expenses relating to this plan were $1,095, $823 and $933 for the years ended December 31, 1998, 1997 and 1996, respectively.

In connection with the Company's acquisition of Ruco, the Company also maintains a 401(a) profit sharing plan for all non-union employees of Ruco. Contributions are discretionary as determined by the Board of Directors of Ruco. Expenses relating to this plan were $101 for the period since the acquisition.

The Company has defined benefit pension plans covering substantially all U.S. hourly and foreign employees. Plans covering U.S. hourly employees provide benefits based on years of service, compensation and applicable contractual agreements. Plans covering foreign employees are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

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

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers Disclosure About Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" (SFAS 132). This statement revises disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. As required, the Company adopted the disclosures prescribed by this statement below.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS (Continued):

Domestic plan activity and status as of and for the years ended December 31 were as follows:

                                                     Pension Benefits            Post-retirement Benefits
                                                     ----------------            ------------------------
                                                      1998           1997            1998           1997
                                                      ----           ----            ----           ----
Change in benefit obligation:
Benefit obligation at beginning of year            $4,662            $4,367       $1,949         $2,495

  Service cost                                        167               126            1              1
  Interest cost                                       374               317          135            175
  Actuarial loss (gain)                               362               162          231           (537)
  Acquisitions                                      1,881
  Benefits paid                                      (378)             (310)        (157)          (185)
                                                   --------          --------      -------        ------

  Benefit obligation at end of year                $7,068            $4,662       $2,159         $1,949
                                                   -------           -------      -------        ------

Change in plan assets:

Fair value of plan assets at beginning
   of year                                         $4,456            $4,083

Actual return on plan assets                          329               535
Acquisitions                                        1,481
Employer contributions                                419               149
Benefits paid                                        (378)             (310)
Adjustments                                            (3)               (1)
                                                   --------         ---------

Fair value of plan assets at end of year            6,304             4,456
                                                    ------            -----

Funded status                                        (764)             (206)      $(2,159)      $(1,949)
Unrecognized net actuarial loss (gain)                659               205          (418)         (687)
Unrecognized prior service cost                       344               376        (1,300)       (1,402)
Unrecognized net obligation (asset)                  (100)              (78)
                                                    -------          -------

Net amount recognized                              $  139            $  297       $(3,877)      $(4,038)
                                                   =======           =======      ========      ========


                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS (Continued):

Amounts recognized in the statement
of financial position consist of:

                                                       Pension Benefits           Post-retirement Benefits
                                                       ----------------           ------------------------
                                                      1998           1997            1998           1997
                                                      ----           ----            ----           ----

Prepaid benefit cost                              $   540            $297
Accrued benefit liability                          (1,337)           (539)        $(3,877)       $(4,038)
Intangible asset                                      350             398
Deferred tax asset                                    229              55
Accumulated other comprehensive losses                357              86
                                                   -------           ------

Net amount recognized                              $  139            $297         $(3,877)       $(4,038)
                                                   =======           ======       ========       ========

Weighted average assumptions:

Discount rate                                       6.50%         7.25%            6.75%         7.25%
Expected return on plan assets                      9.00%         9.00%             N/A           N/A
Rate of compensation increase                       4.00%         4.00%             N/A           N/A

Components of net periodic benefit costs for the years ended December 31, are as follows:

                                                       Pension Benefits              Post-retirement Benefits
                                                       ----------------              ------------------------
                                                 1998       1997       1996         1998       1997       1996
                                                 ----       ----       ----         ----       ----       ----
Service cost                                    $167        $126       $120        $  1       $  1       $  1
Interest cost                                    374         317        299         135        175        177
Expected return on plan assets                  (419)       (360)      (331)
Amortization of prior service cost                33          33         26        (102)      (102)      (102)
Amortization of initial unrecognized obligation   21          21         21
Amortization of unrecognized net loss (gain)       2                      8         (38)
                                               ------       ------     -----       ------     -----      -----

Net periodic benefit cost                      $ 178       $ 137       $143        $ (4)      $ 74         76
                                               ======      ======      =====       =====      =====      =====

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $6,960, $6,728 and $6,067, respectively, as of December 31, 1998 and $4,550, $4,550 and $4,227, respectively, as of December 31, 1997.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS (Continued):

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement plan. The Company assumed an average inflation rate for health care costs ranging from 7.0% currently to 4.5% in 2008 and thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                            1-Percentage         1-Percentage
                                           Point Increase       Point Decrease

Effect on total of service and interest
  cost components:                              $   8               $   (7)
Effect on post-retirement obligation:           $ 202               $ (102)

The following table summarizes the status of the Company's significant foreign defined benefit pension plans:

                                                         December 31,
                                                    1998             1997
                                                    ----             ----
Change in benefit obligation:

Benefit obligation at beginning of year            $7,449           $7,467

Service cost                                          397              395
Interest cost                                         449              414
Actuarial loss (gain)                                  83             (330)
Benefits paid                                        (124)             (84)
Effect of exchange rates                              506             (413)
                                                   -------          -------

Benefit obligation at end of year                  $8,760           $7,449
                                                   -------          ------

Change in plan assets:

Fair value of plan assets at beginning of year     $6,370           $6,455

Actual return on plan assets                          419              363
Employer contributions                                663              601
Benefits paid                                        (124)             (84)
Adjustments                                           140              (24)
Effect of exchange rates                              551             (941)
                                                   ------            ------

Fair value of plan assets at end of year           $8,019           $6,370
                                                   ------           ------

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS (Continued):

                                                   1998              1997
                                                   ----              ----

Funded status                                     $(741)           $(1,079)
Unrecognized net actuarial loss (gain)              725                881
Unrecognized net obligation (asset)                 325                361
                                                  ------             -----

Net amount recognized                             $ 309            $   163
                                                  ======           =======

Amounts recognized in the statement of
financial position consist of:

Prepaid benefit cost                              $ 309            $   163
Accrued benefit liability                                             (344)
Intangible asset                                                       192
Deferred tax asset                                                      53
Accumulated other comprehensive losses                                  99
                                                  ------           -------

Net amount recognized                             $ 309            $   163
                                                  ======           =======

Weighted average assumptions:

Discount rate                                     6.00%               6.00%
Expected return on plan assets                    6.00%               6.00%
Rate of compensation increase                     3.50%               3.50%

Components of net periodic benefit costs
for the years ended December 31, are
as follows:
                                                   1998       1997       1996
                                                   ----       ----       ----
Service cost                                       $397       $395       $441
Interest cost                                       449        414        426
Expected return on plan assets                     (419)      (362)      (375)
Amortization of initial unrecognized
 obligation                                          61         62         72
Amortization of unrecognized net loss (gain)          3         25         16
                                                   -----      -----      -----

Net periodic benefit cost                          $491       $534       $580
                                                   =====      =====      ====

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 10 - PENSION AND POST-RETIREMENT BENEFITS (Continued):

As of December 31, 1998, there were no foreign pension plans with accumulated benefit obligations in excess of plan assets.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for foreign pension plans with accumulated benefit obligations in excess of plan assets were $3,462, $3,259 and $3,071, respectively, as of December 31, 1997.


NOTE 11 - OTHER EMPLOYEE BENEFITS:

  Stock Options-

Effective May 1, 1992, the Company adopted the 1992 Stock Option Plan (the "Option Plan"). The aggregate maximum number of shares of Common Stock available for awards under the Plan is 526,950. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options. The exercise price of each option equals the market price of the Company's stock on the date of the grant and an options maximum term is 10 years. Options generally vest in 20% increments beginning with the first anniversary of the grant.

The Company applies APB Opinion 25 and related Interpretations in accounting for its Option Plan. Accordingly, no compensation cost has been recognized for options granted under its Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the Option Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share (basic and diluted) would have been reduced by the proforma amounts of: 1998 net income, $370, and earnings per share, $.06; 1997 net income, $334, and earnings per share, $.06; 1996 net income, $277, and earnings per share, $.05. This determination of fair value was based on using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996: dividend yield of 0%, expected lives of 5 years, expected volatility of 42%, 40% and 42%, respectively, and a risk free interest rate of 4.63%, 5.7% and 6.4%, respectively.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 11 - OTHER EMPLOYEE BENEFITS (Continued):

  Stock Options- (Continued)

A summary of the status of the Option Plan at December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is as follows:

                                                Number         Price      Weighted Average
                                                of shares     Per Share      Exercise
Price

  Options outstanding at December 31, 1995...   158,260     $15.50-$25.50      $22.02
    Granted..................................   281,195     $10.75-$13.875     $12.61
    Exercised................................        --
    Cancelled and available for reissue......  (107,550)    $10.75-$25.50      $23.54
                                               ---------

  Options outstanding at December 31, 1996...   331,905     $10.75-$25.50      $13.54
    Granted..................................    49,250     $16.00-$22.50      $19.43
    Exercised................................    (3,260)    $10.75-$18.75      $14.35
    Cancelled and available for reissue......   (27,730)    $10.75-$18.75      $13.87
                                                --------

  Options outstanding at December 31, 1997...   350,165     $10.75-$25.50      $14.33
    Granted..................................   221,195     $14.875-$33.50     $19.78
    Exercised................................   (29,790)    $10.75-$19.50      $14.39
    Cancelled and available for reissue......   (79,335)    $12.50-$33.50      $25.68
                                               ---------

  Options outstanding at December 31, 1998...   462,235     $10.75-$33.50      $15.12
                                                =======
  Options exercisable at December 31, 1998...   125,313     $10.75-$33.50      $14.59
                                                =======
  Options available for grant at
    December 31, 1998........................    64,715
                                                =======

  Weighted average remaining life (years) at December 31, 1998                    8


The following table summarizes information about the stock options outstanding at December 31, 1998:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE

                                      Weighted      Weighted                   Weighted
Range of             Number           Average       Average       Number       Average
Exercise           Outstanding       Remaining      Exercise    Exercisable    Exercise
Prices              12/31/98     Contractual Life   Price        12/31/98      Price
------              --------     ----------------   -----        --------      -----

$10.75 to $12.50     92,085            7            $11.85        35,175       $11.82
$12.75 to $13.50    142,090            7            $13.15        51,403       $13.15
$14.88 to $15.00     88,355           10            $14.97
$15.50 to $16.75     75,375            9            $16.62         5,025       $15.74
$18.75 to $22.50     50,315            7            $19.66        32,535       $19.03
$25.50 to $33.50     14,015            9            $33.31         1,175       $32.31

$10.75 to $33.50    462,235            8            $15.12       125,313       $14.59


                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 11 - OTHER EMPLOYEE BENEFITS:

  Share Participation Plan-

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


NOTE 12 - OPERATING LEASES:

         The Company leases certain manufacturing, warehouse and office facilities, and equipment. Future minimum lease payments required as of December 31, 1998 under operating leases that have initial non-cancelable lease terms exceeding one year are as follows:


                             Year
                             1999                                    $1,321
                             2000                                       881
                             2001                                       471
                             2002                                       188
                             2003                                        59
                             Thereafter                                 159
                                                                     ------
                                                                     $3,079

         Rent expense was approximately $2,914 for 1998, $2,941 for 1997 and $2,810 for 1996.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

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

The Company has identified certain soil and groundwater contamination at its Birmingham, New Jersey facility. The Company has conducted extensive sampling plans for both soil and ground- water and has proposed a remedial action work plan (the "Work Plan") to the New Jersey Department of Environmental Protection (the "DEP") related to the clean-up of the Birmingham facility. DEP has conditionally approved the soil related portions of the Work Plan. The Company has completed most of the soil related cleanup and has performed some additional sampling based on the DEP's conditional approval. The ground water remedial activities at the Birmingham facility are continuing.

The Company has identified certain soil and groundwater contamination at its Wellford, South Carolina facility. The Company submitted a remedial action plan to the South Carolina Department of Health and Environmental Control (DHEC) for its review. DHEC has approved the Company's proposed action for remediation of potential groundwater contamination, and these activities are in progress at this time.

The Company completed in 1998 various environmental reports to identify the extent of soil and groundwater contamination at its manufacturing facility in Ede, Holland and other facilities owned by third parties which are adjacent thereto. Based on these studies, a plan of remediation was prepared by an environmental consulting firm and was approved by the authorities. The remedial activities associated with that plan are in progress and will continue for sometime into the future.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued):

The Company's Hicksville, New York facility is located on a superfund site as designated by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). The Company has received full indemnification from its prior owners and any costs incurred to date have been funded under this indemnification agreement. In the opinion of management, future costs to the Company will be minimal and not material to the Company's financial position or results of operation. In addition, in connection with the Ruco acquisition, the Company purchased environmental insurance coverage to address contingencies at the Hicksville site.

In addition to sites occupied by the Company, the Company has on occasion been advised that it may be named as a potentially responsible party under CERCLA or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding the clean-up of hazardous waste or chemicals at a site never occupied by the Company or its predecessors. In addition, the Company has received inquiry letters or notices on seven other hazardous waste sites where the Company could be a potentially responsible party.

The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for non-compliance with environmental rules and regulations.

Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, the Company believes that it has made adequate accruals for all clean-up and other related costs with respect to environmental problems of which it is aware. At December 31, 1998 and 1997, the Company has accrued approximately $1,312 and $1,349, respectively, to offset future environmental assessment and remediation costs. The Company has not reduced its environmental liabilities or recorded any assets related to potential insurance recoveries.

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


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued):

The Company believes that adequate provision has been made for the environmental and legal proceedings described above, and that such proceedings will not have a material adverse effect on the financial position, cash flow or operating results of the Company.


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's long-term debt and the current portion of long-term debt approximate fair value because the interest rates are based on short-term market rates.


NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

In 1998 the Company adopted Statement of Financial Accounting Standards No.
131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 utilizes the management approach as the source for reportable segment disclosure. The statement also requires disclosures about products and services, geographic areas and major customers. The required disclosures under this statement are set forth below.

The Company operates in the following three business segments - textile chemical specialty products, polymer intermediates and environmental products and services. These segments are categorized based on the type of products and services provided. These products and services are the basis for segment presentation. The polymer intermediates segment was established in 1998 primarily due to the Ruco acquisition.

The Company's textile chemical products are used in the largest segment of the textile chemical specialties industry, wet processing, and are designed to improve the wet processing of fabrics and garments as well as enhance the aesthetic and physical characteristics of such fabrics and garments.

The polymer intermediates segment produces polyester polyols, polyester powder coating resins, polyurethane latexes and specialty polymers which are intermediate chemical products used in the formulation and production of coatings and plastics.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):

The environmental products include ion exchange resins for use in home water softening/ conditioning and industrial water treatment; biochemicals for treating industrial, municipal and sanitary waste, and contaminated soil and groundwater.

The Company's business segments offer different products and services which require different technologies and marketing strategies and are as such managed as separate strategic business units.

The accounting policies of the segments are essentially the same as those described in the summary of accounting policies. Sales and transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Operating income is revenue less related costs and direct and allocated operating expenses, excluding interest and other income (expense), net.

No single customer accounts for more than 5% of revenue in the periods presented.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (in thousands)


NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):

The following schedule presents information about the Company's operations by business segment (in thousands):

                                                                      Year Ended December 31,

                                             1998                                  1997*                          1996*
                       --------------------------------------------  -----------------------------  -------------------------------

                          Textile                 Environmental         Textile  Environmental        Textile   Environmental
                         Chemical      Polymer   Products and          Chemical  Products and        Chemical   Products and
                       Specialties  Intermediates  Services   Total  Specialties  Services   Total  Specialties  Services     Total

Revenues from external  $139,581     $ 34,162     $49,079   $222,822  $133,452    $55,362  $188,814  $120,301      $54,045  $174,346
customers

Inter-segment revenues        23                      271        294         7        406       413         5          144       149

Depreciation and
 amortization              5,201        2,116       1,711      9,028     4,238      2,286     6,524     4,022        2,443     6,465

Segment operating income  13,073        3,517       4,747     21,337    16,697      5,154    21,851    12,291        4,015    16,306

Identifiable assets      113,418      121,817      35,049    270,284   118,299     31,934   150,233    85,103       31,961   117,064

Capital expenditures       7,788        1,158       1,743     10,689     6,990      2,375     9,365     5,146        1,180     6,326

Acquisitions               6,938      110,838          73    117,849    14,476               14,476                  1,275     1,275




*Reclassified to conform to 1998 presentation.

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (in thousands except share and per share data)


NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):


The following schedule presents information about the Company's operations by geographic location (in thousands). Sales to external customers are attributed to countries based on the location of customer and not the country of origin:


                                              Year ended December 31,
                                          ------------------------------
                                          1998         1997         1996
                                         ------       ------       ------
Sales to external customers:
  United States                         $133,138     $101,960     $ 95,193
  Foreign                                 89,684       86,854       79,153
                                        --------     --------     --------

   Total sales to external customers    $222,822     $188,814     $174,346
                                        ========     ========     ========

Long-lived assets:
  United States                         $148,591     $ 39,882     $ 31,937
  Foreign                                 18,469      15, 016       12,653
                                        --------     --------     --------

   Total long-lived assets              $167,060     $ 54,898     $ 44,590
                                        ========     ========     ========

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                 (in thousands except share and per share data)

NOTE 16 - QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of quarterly financial results for the years ended December 31, 1998 and 1997 (amounts in thousands except per share data):

                                                       1998                                               1997*
                                                      ------                                             ------
                                                Three Months Ended                                 Three Months Ended
                                  -----------------------------------------------    -----------------------------------------------
                                  March 31   June 30   September 30   December 31    March 31   June 30   September 30   December 31
                                  --------   -------   ------------   -----------    --------   -------   ------------   -----------

Net sales                         $48,572    $48,983     $58,834       $66,433       $44,709    $47,423    $46,297           $50,385

Gross profit                       19,779     19,022      18,886        21,237        17,309     18,965     17,642            19,718

Operating income                    6,343      5,330       4,450         5,214         5,452      6,734      4,279             5,386

Income before extraordinary item    3,764      2,511       1,118         1,345         2,974      3,757      2,119             1,790

Income per share before extraordinary item:
  Basic                               .66        .44         .20           .24           .53        .66        .37               .32
  Diluted                             .64        .43         .19           .23           .52        .65        .36               .31

Net Income                          3,764      2,511         805         1,345         2,974      3,757      2,119             1,790

Net income per share:
  Basic                               .66        .44         .14           .24           .53        .66        .37               .32
  Diluted                             .64        .43         .14           .23           .52        .65        .36               .31


*Reclassified to conform to 1998 presentation.


NOTE 17 - SUBSEQUENT EVENT

     In February 1999, the Company acquired certain operating assets of Green Releaf for $1,500. Pursuant to the provisions of the Company's existing credit facilities, certain acquisitions are prohibited. With respect to this transaction, the Company has obtained waivers from the banking syndicate from these provisions.

                                                                SCHEDULE VIII

                              SYBRON CHEMICALS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                   For the years ended December 31, 1998, 1997 and 1996

                                                                (In thousands)

                                                                     Additions
                                                       ------------------------------------
                                       Balance at
                                      beginning of     Charged to costs        Charged to                               Balance at
                                         period          and expenses      other accounts(1)        Deductions        end of period
                                      ------------     ----------------    -----------------        ----------        -------------
Allowance for Doubtful Accounts

  For the year ended:

    December 31, 1998                   $2,058               $  726               $ 404              $  (403)              $2,785

    December 31, 1997                    1,820                  709                (174)                (297)               2,058

    December 31, 1996                    2,048                  295                 (46)                (477)               1,820



Inventory Reserves

  For the year ended:

    December 31, 1998                      976                  908               1,232               (1,080)               2,036

    December 31, 1997                      873                1,300                  (7)              (1,190)                 976

    December 31, 1996                      476                2,175                                   (1,778)                 873




(1)Foreign exchange adjustments, acquisitions, and other reclassifications