Form 10-Q
period 1999-03-31
SYBRON CHEMICALS INC
filed 1999-05-13
CIK 832815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                 Outstanding at March 30, 1999
 Common stock, $.01 par value                5,724,843

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

                                      INDEX
                                                                    Page No.
Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   March 31, 1999 and December 31, 1998                1

                  Consolidated Statement of Operations -
                   three months ended March 31, 1999 and 1998          2

                  Consolidated Statement of Cash Flows -
                   three months ended March 31, 1999 and 1998          3

                  Notes to Consolidated Financial Statements         4 - 7

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        8 - 13

Part II           Other information

                  Item 1   Legal Proceedings                           13

                  Item 2   Changes in Securities and Use of
                                Proceeds                               13

                  Item 6   Exhibits                                 13 - 14

                  Signature                                            15

                         PART I - FINANCIAL INFORMATION

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)
                                     ASSETS
                                             Unaudited    Audited
                                             March 31,    Dec. 31,
                                               1999        1998
Current assets:
  Cash and cash equivalents                   $ 15,552    $ 14,966
  Accounts receivable, net                      49,244      46,089
  Inventories, net                              35,912      36,466
  Prepaid and other current assets               3,782       3,515
  Prepaid income taxes                             263       1,938
  Deferred income taxes                            248         237
    Total current assets                       105,001     103,211

Property, plant and equipment, net              78,008      80,175
Intangible assets, net                          81,744      81,967
Other assets                                     4,882       4,931
                                              $269,635    $270,284

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $           $  2,093
  Current portion of long-term debt             11,127       9,285
  Accounts payable                              25,404      23,642
  Accrued liabilities                           14,416      15,190
  Income taxes payable                           1,335         598
  Deferred income taxes                            465         449
    Total current liabilities                   52,747      51,257

Long-term debt                                 132,298     136,008
Deferred income taxes                            4,375       3,904
Postretirement benefits                          3,719       3,739
Other liabilities                                2,567       2,728
    Total liabilities                          195,706     197,636

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,940,378 and 5,938,050 shares           59          59
 Additional paid-in capital                     24,153      24,151
 Retained earnings                              63,824      60,414
 Accumulated other comprehensive losses         (9,796)     (7,610)
 Treasury stock, at cost - 215,535
   and 218,299 shares                           (4,311)     (4,366)
    Total shareholders' equity                  73,929      72,648
                                              $269,635    $270,284


                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)

                                                Three months
                                                   ended
                                                  March 31,
                                               1999      1998

Net sales                                    $ 68,685   $ 48,572

Cost of sales                                  45,127     28,793
Selling                                         9,598      9,047
General and administrative                      2,263      2,970
Research and development                        1,297        954
Amortization of intangible assets                 988        465
                                               59,273     42,229

Operating income                                9,412      6,343

Other income(expense)
  Interest income                                  94         69
  Interest expense                             (2,821)      (338)
  Other - net                                    (906)       305
                                               (3,633)        36

Income before income taxes                      5,779      6,379

Provision for income taxes                      2,369      2,615


Net income                                   $  3,410   $  3,764

Net income per share:
  Basic                                      $    .60   $    .66
  Diluted                                    $    .59   $    .64

Weighted average shares outstanding:
  Basic                                     5,723,290  5,678,245
  Diluted                                   5,731,802  5,881,797






                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)
                                                         Three months
                                                            ended
                                                          March 31,
                                                         1999     1998
Cash flows from operating activities:

Net income                                             $ 3,410  $ 3,764

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          3,340    1,550
  Provision for losses on accounts receivable              199      140
  Changes in assets and liabilities:
    Accounts receivable                                 (4,283)  (1,451)
    Inventory                                               37      906
    Other current assets                                  (267)    (150)
    Accounts payable and accrued expenses                1,996  (12,465)
    Income taxes payable                                 2,440     (837)
    Other assets and liabilities - net                     647     (719)

    Net cash provided (used) by operating activities     7,519   (9,262)

Cash flows from investing activities:
 Capital expenditures                                   (1,062)  (2,816)
 Acquisitions                                           (1,397)

    Net cash used by investing activities               (2,459)  (2,816)

Cash flows from financing activities:
 Net repayments under revolving credit facilities       (1,937)  (8,820)
 Repayment of debt                                      (1,853)
 Direct costs of financing                                (287)
 Proceeds from exercise of stock options                    21       73

   Net cash used by financing activities                (4,056)  (8,747)

Effect of exchange rate changes on cash                   (418)     (52)

   Net increase (decrease) in cash and cash
     equivalents                                           586  (20,877)

Cash and cash equivalents at beginning of period        14,966   26,592

Cash and cash equivalents at end of period             $15,552  $ 5,715



                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at March 31, 1999 and the results of its operations and changes in its cash flows for the three months ended March 31, 1999 and 1998.

The Company presumes that users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements for the year ended December 31, 1998 contained in the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 31, 1999. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

NOTE 2 - COMPREHENSIVE INCOME:

The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general-purpose financial statements.

The tables below set forth "comprehensive income" and each component's related tax effect for the three months ended March 31:

                        Statement of Comprehensive Income
                          Three Months Ended March 31,

                                             1999        1998

Net income                                 $ 3,410     $ 3,764

Other comprehensive income, net of tax:
  Foreign currency translation adjustments  (2,186)     (1,101)

Comprehensive income                       $ 1,224     $ 2,663

                      Related Tax Effects of Each Component
                          of Other Comprehensive Income
                          Three Months Ended March 31,


                                                         1999                                              1998

                                                         Tax             Net of                           Tax             Net of
                                       Pre-Tax        (Expense)           Tax           Pre-Tax        (Expense)           Tax
                                       Amount          Benefit           Amount          Amount         Benefit           Amount

Foreign currency
 translation adjustments               $(2,186)               --         $(2,186)       $(1,101)               --         $(1,101)



The following table illustrates the components of accumulated other comprehensive income and their associated changes for the three month period ending March 31, 1999:


                                Accumulated Other
                          Comprehensive Income Balances
                       Three Months Ending March 31, 1999

                                                          Current
                                            Beginning     Period      Ending
                                             Balance      Change      Balance

Foreign currency translation adjustments     $(7,253)     $(2,186)    $(9,439)
Minimum pension liability adjustment            (357)          --        (357)

Accumulated other comprehensive losses       $(7,610)     $(2,186)    $(9,796)


NOTE 3 - ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

NOTE 4 - INVENTORIES:

Inventories are stated at the lower of cost or market. For U.S. operations, except the Ruco subsidiary, cost is determined using the last-in, first-out
(LIFO) method. For all other operations, cost is determined using the first-in, first-out (FIFO) method.

The components of inventories are:
                                    March 31,          Dec. 31,
                                      1999               1998

          Finished goods            $29,575            $28,871
          Raw materials               8,683              9,632
                                     38,258             38,503

          Less reserves               2,346              2,037
                                    $35,912            $36,466

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

The Ocean Wash acquisition did not have a material effect on 1998 operating results. The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1998 assume the Ruco acquisition occurred on January 1, 1998:

                                                 1998

Net sales                                      $69,545
Net income                                     $ 3,414
Net income per diluted share                   $  0.58

NOTE 6 - SEGMENT INFORMATION

The following table illustrates certain financial information by business segment for the three months ended March 31.

For 1999 the results of the Toners Strategic Business Unit, which was formerly a part of the Environmental Products and Services segment, is now included in the new Polymer Intermediate segment. This realignment coincided with the shift in management responsibility which was implemented in 1999 to help facilitate the planned growth in the solid polymer business.


                                                                   Three months ended March 31, 1999

                                                                                            Environmental
                                            Textile                                           Products
                                           Chemical                  Polymer                     and
                                          Specialties             Intermediates               Services                 Total

Revenues from
external customers                          $33,865                   $22,412                   $12,408              $68,685

Inter-segment
revenues                                          6                                                  68                   74

Segment
operating profit                              3,458                     2,920                     3,034                9,412





                                                                   Three months ended March 31, 1998

                                                                                            Environmental
                                            Textile                                           Products
                                           Chemical                  Polymer                     and
                                          Specialties             Intermediates               Services                 Total

Revenues from
external customers                          $35,732                                             $12,840              $48,572

Inter-segment
revenues                                          2                                                 109                  111

Segment
operating profit                              4,805                                               1,538                6,343


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 compared to Three Months Ended March 31,
1998.

The following tables set forth certain information about the Company's three business segments, Textile Chemical Specialties, Polymer Intermediates, and Environmental Products and Services.

                                         Three Months Ended March 31,
                                             1999             1998
                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                       (in thousands except percentages)
Sales
 Textile Chemical Specialties         $ 33,865   49.3%  $ 35,732   73.6%
 Polymer Intermediates                  22,412   32.6
 Environmental Products and Services    12,408   18.1     12,840   26.4
   Total                                68,685  100.0     48,572  100.0

Cost of Sales
 Textile Chemical Specialties           19,475   57.5     20,483   57.3
 Polymer Intermediates                  17,778   79.3
 Environmental Products and Services     7,874   63.5      8,310   64.7
   Total                                45,127   65.7     28,793   59.3

Gross Margin
 Textile Chemical Specialties           14,390   42.5     15,249   42.7
 Polymer Intermediates                   4,634   20.7
 Environmental Products and Services     4,534   36.5      4,530   35.3
   Total                                23,558   34.3     19,779   40.7

Operating Expense
 Textile Chemical Specialties           10,932   32.3     10,444   29.3
 Polymer Intermediates                   1,714    7.7
 Environmental Products and Services     1,500   12.0      2,992   23.3
   Total                                14,146   20.6     13,436   27.6

Operating Income
 Textile Chemical Specialties            3,458   10.2      4,805   13.4
 Polymer Intermediates                   2,920   13.0
 Environmental Products and Services     3,034   24.5      1,538   12.0
   Total                                 9,412   13.7      6,343   13.1

Other Expense, Net                       3,633    5.3       (36)    0.0

Income before income taxes               5,779    8.4     6,379    13.1

Provision for Income Taxes               2,369    3.4     2,615     5.4

Net Income                             $ 3,410    5.0%  $ 3,764     7.7%

Operations

     Revenues and operating income increased for the first quarter of 1999 versus the prior year's quarter, but net income was lower, resulting in earnings per share of 59 cents (fully diluted), down 7.8% from the 64 cents per share recorded in the same period last year. Sales for the quarter were $68.7 million,
41.4 % improvement  over the same period last year.  Operating  income increased
48.4 % to $9.4 million, while net income declined 9.4% to $3.4 million versus the $ 3.8 million experienced in the same quarter in 1998.

     The increase in sales were a result of the acquisitions of Ruco Polymer Corporation and Ruco Polymer Company of Georgia LLC on July 31, 1998 ("Ruco"), the Ocean Wash garment processing businesses ("Ocean Wash") in April, 1998, and Green Releaf Bio Tech Inc. ("Green Releaf") in February, 1999. The increase in operating income is attributable to the acquisitions, after amortization of intangibles, and an insurance recovery of prior years' environmental expenses. Net income was adversely affected by the increased interest expense related to the acquisitions.

     For the first quarter of 1999, sales in the Textile Chemical Specialties segment of $33.9 million were $1.9 million (5.2%) lower then the similar period in 1998. Continued softness in the textile chemicals and garment processing markets in North America, resulting in a volume decrease of 6.3%, was the principle cause of the sales decline, while Europe textile chemical sales were 4.6% lower then the prior period, mainly the result of a decline in physical volume. Somewhat offsetting these declines was a 41.9% increase in organic chemical sales, related to new toll- manufacturing business from an existing customer for whom an investment in new equipment was made in the prior year.

     Sales for the first quarter of the Polymer Intermediates segment, formed by Ruco and the toner polymer business (which is reported in Environmental Products and Services for 1998), were $22.4 million. Compared to the segment's pre-acquisition performance, unit sales of powder coating resins increased by 5.3% but dollar volume was down by 5.7% due to price decreases stemming from partial pass through of lower raw material costs.

     First quarter sales in the Environmental Products and Services segment were $12.4 million, 3.4% under the same period last year, when the toner polymer sales were included. This reflects a 9.6% increase in ion exchange physical volume, more then offset by price decreases of 12.2%, and a 21.8% increase in sales of Biochemicals which includes two months of Green Releaf operations.

     The overall gross margin for the first quarter of 1999 was 34.3% versus 40.7% in 1998. The decline is largely due to the inclusion of Ruco in 1999, which produces a considerably lower gross margin than the other two segments. In the Textile Chemical

Specialties segment, 1999 margin of 42.5% was essentially unchanged from 1998. Organic margins rebounded on the strength of the large volume increase.

     The gross margin of the Polymer Intermediate segment, at 20.7%, was improved from the segment's pre-acquisition performance.

     The gross margin in the Environmental Products and Services segment for 1999 increased 1.2 percentage points to 36.5%. Ion exchange margins were 6.3 percentage points lower as raw material price reductions of 6.0% and cost improvements could not fully offset the sales price decline. The biochemical product line had substantially higher margins, mainly because of Green Releaf, and it was a larger proportion of the total segment's sales.

     Operating expenses as a percent of sales decreased 7.0 percentage points to 20.6% in 1999, because of the lower operating cost structure of the Polymer Intermediates segment and the insurance recovery. The Textile Chemical
Specialties segment operating expenses increased 4.7 percentage points (excluding insurance recovery) to 33.9% of sales. The Environmental Products and Services segment expenses were comparable to 1998 after excluding the $1.5 million insurance recovery

     Other expense of $3.6 million for the quarter was substantially higher than the same period in 1998 due to increased interest costs of $2.5 million, relating to the acquisitions, and absence of foreign currency translation gains of $.7 million experienced in 1998 from the changes in exchange rates of the Korean Won and Dutch Guilder.

     Additionally, in the first quarter of 1999, costs and expenses totaling approximately $1.0 million were recorded for the following: a contract cancellation penalty, labor contract negotiations preparations, raw material price reductions, continuing Textile Chemical Specialties restructuring in North America and incentive plans.

     The Company's provision for income taxes was computed using applicable prevailing income tax rates. Sybron's effective tax rate was 41.0% for 1999 and 1998.

Liquidity and Capital Resources

     Cash and cash equivalents of $15.6 million as of March 31, 1999 were $.6 million above the balance as of December 31, 1998.

     Operating activities generated cash flow of $7.5 million for the first quarter of 1999 versus a cash outflow of $9.3 million for the same period in 1998. The 1999 results include the $2.0 million insurance recovery and a $1.1 million refund of U.S. Federal Income taxes. The cash outflow in 1998 represented substantial reductions in accounts payable and accrued expenses in the first quarter of 1998. Those reductions primarily reflected the refunding of an erroneous tax refund to the Netherlands, payments of executive bonuses for 1997, terminated merger costs and unusually high inventory and capital equipment purchases during the latter part of 1997.

     Net cash used by investing activities totaled $2.5 million for the first quarter of 1999 compared to the $2.8 million for the comparable 1998 period. In 1999 the Company acquired certain assets of Green Releaf for approximately $1.5 million in cash plus possible future cash considerations contingent upon meeting specific business performance thresholds. Capital expenditures were $1.1 million in 1999 versus $2.8 million in 1998. The 1998 figure includes approximately $1.3 million for the purchase of property adjacent to the Company's manufacturing site in Ede, Holland. The balance of 1999 should see an increase in the rate of capital expenditures over the level experienced in the first quarter of 1999.

     Financing activities used $4.1 million in net cash during the first quarter of 1999 versus the $8.7 million used during the same period in 1998. The 1999 period reflects a long-term debt maturities of $1.8 million and repayment of European short-term borrowings of $1.9 million. In the first quarter of 1998 the Company repaid $8.8 million of its revolving credit facilities. Debt maturing during the remainder of this year totals $7.3 million. The Company has available a Revolving Credit Facility of $40 million. As of March 31, 1999, the entire amount of the Revolving Credit Facility was available.

     Management believes that its capital expenditures for existing operations can be funded from operating cash flow. Management also believes that cash flow from operations and available credit will be sufficient to finance its operations and debt service requirements for the foreseeable future.

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

     The Company has reviewed its information and operational systems and manufacturing and laboratory processes in order to identify those services or systems that are not Year 2000 compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements have been, are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities, estimated at less than $500,000, has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Year 2000 project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. However, the company is evaluating a formal contingency plan in the event its year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

     The Company also faces risk to the extent that suppliers of products, services and systems and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide the Company with products, services, or systems that meet the year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, and the duration of such failure, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, orders for the company's products or services, the Company's business, results of operations and financial position could be materially adversely affected.


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

     There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 31, 1999.

Item 2.           Changes in Securities and Use of Proceeds

     In April 1999, the Company amended the Rights Agreement, dated as of August 7, 1998, between the Company and BankBoston, N.A., as Rights Agent (the "Rights Agreement") to avoid the inadvertent occurrence of a Triggering Event (as defined in the Rights Agreement), among other things, as set forth in Amendment No. 1 to the Rights Agreement, dated as of April 20, 1999 by and between the Company and the Rights Agent, a copy of which is filed herewith as Exhibit 4.1.

Item 6.           Exhibits

     On May 12, 1999, the Company filed a Form 8-A/A report containing Amendment No. 1 to the Rights Agreement, dated as of April 20, 1999, by and between the Company and the Rights Agent. The Rights previously were registered on August 14, 1998 by the filing of the Company's Registration Statement on Form 8-A with the Securities and Exchange Commission.

Exhibit           Description

4.1 Amendment No. 1 to the Rights Agreement, dated as of April 20, 1999, by and between the Company and the Rights Agent.

27                Financial Data Schedule

                                  EXHIBIT INDEX


Exhibit                                                       Method of Filing

4.1               Amendment No. 1 to the Rights Agreement,           (1)
                  dated as of April 20, 1999, by and
                  between the Company and the Rights Agent.

27                Financial Data Schedule                             *





(1) Incorporated herein by reference to Exhibit 1 to the Company's Amended Registration Statement on Form 8-A/A, filed on May 12, 1999.

 *       Filed electronically herewith.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYBRON CHEMICALS INC.



                                             /s/ Steven F. Ladin
                                                 Steven F. Ladin
                                                 Vice President, Finance and
                                                 Chief Financial Officer
Date:  May 13, 1999