Form 10-Q
period 1999-06-30
SYBRON CHEMICALS INC
filed 1999-08-06
CIK 832815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                              Outstanding at June 30, 1999
------------------------------                 ----------------------------
Common stock, $.01 par value                             5,728,494

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

                                      INDEX
                                                                      Page No.
Part I            Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   June 30, 1999 and December 31, 1998                    1

                  Consolidated Statement of Operations -
                   six months ended June 30, 1999 and 1998                2

                  Consolidated Statement of Operations -
                   three months ended June 30, 1999 and 1998              3

                  Consolidated Statement of Cash Flows -
                   six months ended June 30, 1999 and 1998                4

                  Notes to Consolidated Financial Statements            5 - 10

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                          11 - 15

Part II           Other information

                  Item 1   Legal Proceedings                              15

                  Exhibit Index                                           16

                  Signature                                               17

                         PART I - FINANCIAL INFORMATION
                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (in thousands except share and per share data)
                                     ASSETS
                                             Unaudited    Audited
                                              June 30,    Dec. 31,
                                               1999        1998
                                               ----        ----
Current assets:
  Cash and cash equivalents                   $ 13,859    $ 14,966
  Accounts receivable, net                      50,049      46,089
  Inventories, net                              38,199      36,466
  Prepaid and other current assets               4,074       5,690
                                              --------    --------
    Total current assets                       106,181     103,211

Property, plant and equipment, net              76,521      80,175
Intangible assets, net                          81,609      81,967
Other assets                                     4,727       4,931
                                              --------    --------
                                              $269,038    $270,284

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $           $  2,093
  Current portion of long-term debt             12,944       9,285
  Accounts payable                              24,104      23,642
  Accrued liabilities                           17,063      16,237
                                               -------    --------
    Total current liabilities                   54,111      51,257

Long-term debt                                 128,584     136,008
Deferred income taxes                            5,013       3,904
Postretirement benefits                          3,699       3,739
Other liabilities                                2,495       2,728
                                              --------    --------
    Total liabilities                          193,902     197,636
                                              --------    --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,941,165 and 5,938,050 shares           59          59
 Additional paid-in capital                     24,157      24,151
 Retained earnings                              66,046      60,414
 Accumulated other comprehensive losses        (10,872)     (7,610)
 Treasury stock, at cost - 212,671
   and 218,299 shares                           (4,254)     (4,366)
                                              ---------   ---------
    Total shareholders' equity                  75,136      72,648
                                              ---------   --------
                                              $269,038    $270,284

                 The accompanying notes are an integral part of
                            the financial statements
                                       -1-

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)



                                                  Six months
                                                    ended
                                                   June 30,
                                               1999       1998
                                               ----       ----

Net sales                                    $133,659   $ 97,555
                                             --------   --------

Cost of sales                                  87,201     58,754
Selling, general and administrative            27,892     25,142
Research and development                        2,665      1,986
                                             --------   --------
                                              117,758     85,882

Operating income                               15,901     11,673
                                             --------   --------

Other income(expense)
  Interest expense                             (5,520)      (838)
  Other - net                                    (836)      (167)
                                             ---------  ---------
                                               (6,356)    (1,005)

Income before income taxes                      9,545     10,668

Provision for income taxes                      3,913      4,393
                                             --------   --------


Net income                                   $  5,632   $  6,275
                                             ========   ========

Net income per share:
  Basic                                      $    .98   $   1.10
                                             ========   ========
  Diluted                                    $    .98   $   1.07
                                             ========   ========

Weighted average shares outstanding:
  Basic                                     5,725,065  5,683,527
  Diluted                                   5,754,953  5,881,397




                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited in thousands except per share amounts)



                                                 Three months
                                                    ended
                                                   June 30,
                                               1999       1998
                                               ----       ----

Net sales                                    $ 64,974   $ 48,983
                                             --------   --------

Cost of sales                                  42,074     29,961
Selling, general and administrative            15,043     12,660
Research and development                        1,368      1,032
                                             --------   --------
                                               58,485     43,653

Operating income                                6,489      5,330
                                             --------   --------

Other income(expense)
  Interest expense                             (2,699)      (500)
  Other - net                                     (24)      (541)
                                             ---------  ---------
                                               (2,723)    (1,041)

Income before income taxes                      3,766      4,289

Provision for income taxes                      1,544      1,778
                                             ---------  --------


Net income                                   $  2,222   $  2,511
                                             ========   ========

Net income per share:
  Basic                                      $    .39   $    .44
                                             ========   ========
  Diluted                                    $    .38   $    .43
                                             ========   ========

Weighted average shares outstanding:
  Basic                                     5,726,820  5,688,751
  Diluted                                   5,794,905  5,881,019




                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited in thousands)

                                                      Six months
                                                         ended
                                                       June 30,
                                                     1999     1998
Cash flows from operating activities:

Net income                                         $ 5,632   $ 6,275
                                                   -------   -------

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                      6,711     3,287
  Provision for losses on accounts receivable          292       280
  Changes in assets and liabilities:
    Accounts receivable                             (6,075)   (2,837)
    Inventory                                       (2,704)    1,482
    Other current assets                                64        30
    Accounts payable and accrued expenses            2,464   (10,308)
    Income taxes payable                             2,094    (1,621)
    Other assets and liabilities - net               1,197      (767)
                                                   --------  --------

    Net cash provided (used) by operating
     activities                                      9,675    (4,179)
                                                   --------  --------

Cash flows from investing activities:
 Capital expenditures                               (2,443)   (4,967)
 Purchase of business assets                        (1,611)   (6,815)
 Other                                                (212)
                                                  ---------  --------

   Net cash used by investing activities            (4,266)  (11,782)
                                                  ---------  --------

Cash flows from financing activities:
 Net repayments under revolving credit facilities   (1,810)   (4,093)
 Repayment of debt                                  (3,728)
 Direct costs of financing                            (287)
 Proceeds from exercise of stock options                31       216
                                                   --------  -------

   Net cash used by financing activities            (5,794)   (3,877)
                                                   --------  --------

Effect of exchange rate changes on cash               (722)     (157)
                                                   --------  --------

   Net decrease in cash and cash equivalents        (1,107)  (19,995)


Cash and cash equivalents at beginning of period    14,966    26,592
                                                   -------   -------

Cash and cash equivalents at end of period         $13,859   $ 6,597
                                                   =======   =======



                 The accompanying notes are an integral part of
                            the financial statements

                     SYBRON CHEMICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited in thousands)


NOTE 1 - ACCOUNTING POLICIES:
-----------------------------

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at June 30, 1999 and the results of its operations and changes in its cash flows for the six months ended June 30, 1999 and 1998.

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

The tables below set forth "comprehensive income" and each component's related tax effect for the three and six months ended June 30:

                        Statement of Comprehensive Income
                           Three Months Ended June 30,

                                             1999        1998
                                             ----        ----
Net income                                 $ 2,222     $ 2,511

Other comprehensive income, net of tax:
  Foreign currency translation adjustments  (1,076)        120

Comprehensive income                       $ 1,146     $ 2,631
                                            =======     ======

NOTE 2 - COMPREHENSIVE INCOME: (Cont'd.)
------------------------------

                        Statement of Comprehensive Income
                            Six Months Ended June 30,

                                             1999        1998

Net income                                 $ 5,632     $ 6,275

Other comprehensive income, net of tax:
  Foreign currency translation adjustments  (3,262)       (981)

Comprehensive income                       $ 2,370     $ 5,294
                                            =======     ======


                      Related Tax Effects of Each Component
                          of Other Comprehensive Income
                           Three Months Ended June 30,


                                                        1999                                              1998
                                       ----------------------------------------         ----------------------------------------

                                                         Tax             Net of                           Tax             Net of
                                       Pre-Tax        (Expense)           Tax           Pre-Tax        (Expense)           Tax
                                       Amount          Benefit           Amount          Amount         Benefit           Amount
                                       ------          -------           ------          ------         -------           ------

Foreign currency
 translation adjustments              $(1,076)             --           $(1,076)          $120             --             $120




                      Related Tax Effects of Each Component
                          of Other Comprehensive Income
                            Six Months Ended June 30,


                                                         1999                                              1998
                                       ----------------------------------------         ----------------------------------------

                                                         Tax             Net of                           Tax             Net of
                                       Pre-Tax        (Expense)           Tax           Pre-Tax        (Expense)           Tax
                                       Amount          Benefit           Amount          Amount         Benefit           Amount
                                       ------          -------           ------          ------         -------           ------

Foreign currency
 translation adjustments              $(3,262)             --           $(3,262)         $(981)            --            $(981)



The following table illustrates the components of accumulated other comprehensive income and their associated changes for the six month period ending June 30, 1999:


                                Accumulated Other
                          Comprehensive Income Balances
                         Six Months Ending June 30, 1999

                                                         Current
                                            Beginning     Period      Ending
                                             Balance      Change      Balance
                                             -------      ------      -------

Foreign currency translation adjustments     $(7,253)     $(3,262)   $(10,515)
Minimum pension liability adjustment            (357)          --        (357)
                                             --------     --------    --------

Accumulated other comprehensive losses       $(7,610)     $(3,262)   $(10,872)
                                             ========     ========   =========

NOTE 3 - ACCOUNTING PRONOUNCEMENTS:
-----------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.


NOTE 4 - INVENTORIES:
---------------------

Inventories are stated at the lower of cost or market. For U.S. operations, except for Ruco, cost is determined using the last-in, first-out (LIFO) method. For all other operations, cost is determined using the first-in, first-out
(FIFO) method.

The components of inventories are:
                                     June 30,          Dec. 31,
                                       1999              1998
                                       ----              ----

          Finished goods             $32,378           $28,871
          Raw materials                8,294             9,632
                                     -------           -------
                                      40,672            38,503

          Less reserves                2,473             2,037
                                     -------           -------
                                     $38,199           $36,466
                                     =======           =======


NOTE 5 - ACQUISITIONS:
----------------------

On July 31, 1998, the Company acquired all of the outstanding capital stock of Ruco Polymer Corporation and all of the outstanding membership interests of Ruco Polymer Company of Georgia, LLC (collectively "Ruco"). The aggregate purchase price for the acquisition was $110 million, including the repayment of bank debt owed by Ruco.

In April 1998, the Company acquired certain operating assets, not including manufacturing facilities, of the garment processing specialty chemicals businesses of Ocean Wash Inc. and Ocean Wash de Mexico de C.V., (collectively "Ocean Wash"), for $6.75 million. The acquired garment processing chemicals businesses have been merged into the Company's corresponding business sector.

The above described acquisitions have been accounted for as purchases and, accordingly, the operating results of the acquired businesses have been included in the Company's consolidated financial statements since the date of acquisition.

NOTE 5 - ACQUISITIONS: (Cont'd.)
----------------------

The Ocean Wash acquisition did not have a material effect on 1998 operating results. The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 assume the Ruco acquisition occurred on January 1, 1998:

                                                 1998
                                                 ----

Net sales                                      $139,224
Net income                                     $  5,612
Net income per diluted share                   $   0.95


NOTE 6 - SEGMENT INFORMATION:
-----------------------------

The following schedules illustrate certain financial information about the Company's three business segments for the six and three months ended June 30.

For 1999 the results of the Toners Strategic Business Unit, which was formerly a part of the Environmental Products and Services segment, is now included in the new Polymer Intermediate segment. This realignment coincided with the shift in management responsibility which was implemented in 1999 to help facilitate the planned growth in the solid polymer business.

NOTE 6 - SEGMENT INFORMATION: (Cont'd.)
-----------------------------

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998.


                                          Six Months Ended June 30,
                                          -------------------------

                                             1999             1998
                                       ---------------  --------------

                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                      (in thousands except percentages)
Sales
 Textile Chemical Specialties       $ 66,764   49.9%  $ 72,382   74.2%
 Polymer Intermediates                42,899   32.1
 Environmental Products and Services  23,996   18.0     25,173   25.8
                                     -------- ------   -------- -----
   Total                             133,659  100.0     97,555  100.0

Cost of Sales
 Textile Chemical Specialties         38,437   57.6     42,321   58.5
 Polymer Intermediates                33,925   79.1
 Environmental Products and Services  14,839   61.8     16,433   65.3
                                     --------          --------
   Total                              87,201   65.2     58,754   60.2

Gross Margin
 Textile Chemical Specialties         28,327   42.4     30,061   41.5
 Polymer Intermediates                 8,974   20.9
 Environmental Products and Services   9,157   38.2      8,740   34.7
                                     --------          --------
   Total                              46,458   34.8     38,801   39.8

Operating Expenses
 Textile Chemical Specialties         22,066   33.1     21,333   29.5
 Polymer Intermediates                 3,550    8.3
 Environmental Products and Services   4,941   20.6      5,795   23.0
                                     --------          --------
   Total                              30,557   22.9     27,128   27.8

Operating Income
 Textile Chemical Specialties          6,261    9.3      8,728   12.0
 Polymer Intermediates                 5,424   12.6
 Environmental Products and Services   4,216   17.6      2,945   11.7
                                     --------          --------
   Total                              15,901   11.9     11,673   12.0

Other Expense, Net                    (6,356)  (4.8)    (1,005)  (1.1)
                                     --------  -----   --------  -----


Income before income taxes             9,545    7.1     10,668   10.9

Provision for Income Taxes             3,913    2.9      4,393    4.5
                                     --------  -----   --------  ----

Net Income                           $ 5,632    4.2%   $ 6,275    6.4%
                                     ========  =====   ========  =====

NOTE 6 - SEGMENT INFORMATION: (Cont'd.)
----------------------------

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998.


                                         Three Months Ended June 30,
                                         ---------------------------

                                             1999             1998
                                       ---------------  ---------------

                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                      (in thousands except percentages)
Sales
 Textile Chemical Specialties        $ 32,899   50.6%  $ 36,650   74.8%
 Polymer Intermediates                 20,487   31.5
 Environmental Products and Services   11,588   17.9     12,333   25.2
                                     --------- ------   -------- -----
   Total                               64,974  100.0     48,983  100.0

Cost of Sales
 Textile Chemical Specialties          18,962   57.6     21,838   59.6
 Polymer Intermediates                 16,147   78.8
 Environmental Products and Services    6,965   60.1      8,123   65.9
                                      --------          --------
   Total                               42,074   64.8     29,961   61.2

Gross Margin
 Textile Chemical Specialties          13,937   42.4     14,812   40.4
 Polymer Intermediates                  4,340   21.2
 Environmental Products and Services    4,623   39.9      4,210   34.1
                                      --------          --------
   Total                               22,900   35.2     19,022   38.8

Operating Expenses
 Textile Chemical Specialties          11,134   33.8     10,888   29.7
 Polymer Intermediates                  1,836    9.0
 Environmental Products and Services    3,441   29.7      2,804   22.7
                                      --------          --------
   Total                               16,411   25.2     13,692   28.0

Operating Income
 Textile Chemical Specialties           2,803    8.6      3,924   10.7
 Polymer Intermediates                  2,504   12.2
 Environmental Products and Services    1,182   10.2      1,406   11.4
                                      --------          --------
   Total                                6,489   10.0      5,330   10.8

Other Expense, Net                     (2,723)  (4.2)    (1,041)  (2.1)
                                      --------  -----   --------  -----

Income before income taxes              3,766    5.8      4,289    8.7

Provision for Income Taxes              1,544    2.4      1,778    3.6
                                      --------  -----   --------  ----

Net Income                            $ 2,222    3.4%   $ 2,511    5.1%
                                      ========  =====   ========  =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Operations

         Revenues and operating income increased for the second quarter of 1999 versus the prior year's quarter, with lower net income, resulting in earnings per share of 38 cents (fully diluted), down 11.6% from the 43 cents per share recorded in the same period last year. The increases in sales and operating income were a result of the acquisitions of Ruco Polymer Corporation and Ruco Polymer Company of Georgia LLC on July 31, 1998 ("Ruco") and Green Releaf Bio Tech Inc. ("Green Releaf") in February, 1999. Net income was reduced by the increased interest expense related to the acquisitions.

         For the six months ended June 30, 1999, earnings per share (fully diluted) were $.98 compared to $1.07 for the first half of 1998, down 8.4%.

         Sales for the quarter were $64,974,000, a 32.6% increase over the same period last year. Operating income increased 21.7% to $6,489,000, while net income declined 11.5% to $2,222,000 versus the $2,511,000 in the same quarter in 1998.

         For the six month period ended June 30, 1999, sales were $133,659,000 a 37.0% increase over the same period last year. Operating income increased 36.2% to $15,901,000 while net income declined 10.2% to $5,632,000 versus the $6,275,000 in the same period in 1998.

         For the second quarter of 1999, sales in the Textile Chemical Specialties segment of $32,899,000 were $3,751,000 (10.2%) lower then the similar period in 1998, while operating income of $2,803,000 was $1,121,000 below 1998, a decrease of 28.6%. Continued softness in the textile chemicals and garment processing markets in North America was responsible for a 7.8% reduction in sales. Reduced physical volume of 6.3% in Europe also contributed to the sales decline. Somewhat offsetting these declines were increased Textile Chemical sales in Latin America and Asia, reflecting the increased focus being placed on these markets. Sales of organic chemicals, included in this segment, also increased, due to new toll manufacturing business and greater sales of proprietary products. Gross profit of the segment increased by 2 percentage points, mainly as a result of cost control efforts in North America and reduced raw material costs. The decline in operating profit for this segment in the second quarter was due principally to the sales declines, and higher costs associated with the new operations in Argentina and Hong Kong. Partially offsetting these factors were the previously mentioned lower raw material and manufacturing costs in North America.

         For the six month period ending June 30, 1999, Textile Chemical sales were $5,618,000 (7.8%) below the same period last year reflecting the softness in the North American textile and garment markets, somewhat offset by the inclusion of the sales of Ocean Wash Inc. and Ocean Wash de Mexico S. A. de C. V. (acquired in April, 1998), and softness in European textile markets. Operating income was $2,467,000
(28.3%) below the same period reflecting the lower sales, increased costs in Europe for the enterprise systems implementation and increased operating costs of the new operations.

         Sales for the second quarter in the Polymer Intermediates segment, formed by Ruco and the toner polymer businesses (which is reported in Environmental Products and Services for 1998), were $20,487,000. Unit sales of powder coating resins increased by 8.2% with dollar volume up by only 1.7% due to price decreases, which were offset by raw material cost reductions. The segment contributed operating profit of $2,504,000, mostly earned by Ruco.

         For the six month period ending June 30, 1999, sales were $42,899,000 and operating profits were $5,424,000, mainly from Ruco.

         Second quarter sales in the Environmental Products and Services segment were $11,588,000. The 6.0% decline from the same period last year results from the inclusion of the Toner Polymer business in the newly formed Polymer Intermediates segment and lower Ion Exchange sales, offset by increased sales of Biochemicals. Increased Ion Exchange physical volume was more then offset by price decreases resulting in a 3.8% decline in sales revenue for ion exchange products. A 15.5% increase in sales of Biochemicals is primarily attributable to the inclusion of Green Releaf operations. Gross profit increased by 5.8 percentage points from the same quarter last year, mainly a result of ion exchange cost control efforts and the inclusion of high margin Green Releaf sales. Operating income in this segment was $1,182,000 for the quarter, a decline of 15.9% from the second quarter of 1998. The decline is attributed to the exclusion of the Toner business and to increased selling and R&D expenses in the Biochemicals business.

         For the six month period ended June 30, 1999, sales were $1,177,000 (4.7%) below the same period last year reflecting the exclusion of the Toner business offset somewhat by the increased Biochemicals sales of Green Releaf products. Operating income was $1,271,000 (43.2%) above the same period last year reflecting a $1,500,000 insurance settlement recorded in the first quarter of 1999.

         Other expense of $2,723,000 for the quarter was $1,682,000 higher than the same period in 1998 primarily due to the increased interest costs relating to the acquisitions. Partially offsetting this increase were foreign currency translation benefits reflecting Canadian dollar versus the U.S. dollar exchange differences.

         For the six month period ended June 30, 1999, Other Expense was $5,351,000 higher than the same period last year primarily related to the additional interest expense associated with the acquisitions.

         The overall gross margin for the second quarter of 1999 was 35.2% versus 38.8% in 1998. The decline is due to the inclusion of Ruco in 1999, which produces a considerably lower gross margin than the other two segments, but also has considerably lower operating expenses. In the Textile Chemical Specialties segment, 1999 margin of 42.4% was 2.0 percentage points higher than 1998. Margins in North America and Latin America reflect lower sales of lower gross margin garment products and reduced raw material costs.

     The gross margin of the Polymer Intermediate segment was 21.2% for the second quarter of 1999.

         The gross margin in the Environmental Products and Services segment for the second quarter of 1999 increased 5.8 percentage points to 39.9%. Ion exchange margins improved, while the biochemical product line had substantially higher margins, mainly because of the Green Releaf products, and comprised a larger proportion of the total segment's sales.

     For the six month period ended June 30, 1999, the overall gross margin was 34.8% versus the margin of 39.8% in the same period in 1998. The decline is the result of the inclusion of Ruco in the 1999 results partially offset by increased margins in the Textile Chemical Specialties and Environmental Products and Services segments. The gross margin in the Textile Chemical Specialties segment increased by .9 percentage points to 42.4% reflecting lower sales of lower gross margin garment products and reduced raw material costs. Gross margin for Environmental Products and Services increased 3.5 percentage points to 38.2% primarily as a result of the acquisition of Green Releaf which has margins significantly above the average in this segment. Margins of 20.9% in the Polymer Intermediate segment are essentially unchanged from pre-acquisition margins.

         Operating expenses as a percent of sales decreased 2.8 percentage points to 25.2% in the second quarter of 1999 because of the lower operating cost structure of the Polymer Intermediates segment. The Textile Chemical Specialties segment operating expenses increased 4.1 percentage points to 33.8% of sales primarily as a result of increased selling and administrative expenses in Latin America and Asia with the start-up of new operations in Columbia, Argentina and Hong Kong consistent with the Company's plans to grow the business in those geographic areas. The Environmental Products and Services segment operating expenses increased 7.0 percentage points to 29.7% primarily as a result of increased selling expenses associated with the Green Releaf business.

         For the six month period ended June 30, 1999, operating expenses as a percentage of sales were 22.9% versus 27.8% in the same period in 1998. Operating expenses as a percentage of sales decreased as a result of the lower cost structure in the Polymer Intermediates segment and in the Environmental Products and Services segment reflecting the first quarter 1999 insurance settlement. Operating expense increased in the Textile Chemical Specialties segment as a result of selling and administrative expense increases in Latin America and Asia due to the focus on expanding in these areas. Expenses increased in Europe as a result of the implementation of an enterprise computer system.

         The Company's provision for income taxes was computed using applicable prevailing income tax rates. Sybron's effective tax rate was 41.0% for 1999 and 1998.


Liquidity and Capital Resources

         Cash and cash equivalents of $13.9 million as of June 30, 1999 were $1.7 million below the balance as of March 31, 1999.

         For the six month period ended June 30, 1999, operating activities generated $9.7 million versus a utilization of $4.2 million in the same period in 1998. The 1998 period reflected a utilization of cash for substantial reductions in accounts payable and accrued liabilities. Cash utilized from investing activities was $4.3 million in 1999 versus $11.8 million in 1998. The 1999 period reflects capital expenditures of $2.4 million and the purchase of Green Releaf. The 1998 period reflects capital expenditures of $5.0 million and purchase of Ocean Wash for $6.8 million.

         Cash utilized for financing activities for the six month period in 1999 was $5.8 million versus $3.9 million in 1998. The repayment of long-term debt of $3.7 million in 1999 was the primary reason for the difference.

         Management believes that its capital expenditures for existing operations can be funded from operating cash flow. Management also believes that cash flow from operations and available credit will be sufficient to finance its operations and debt service requirements for the foreseeable future.


Year 2000 Readiness Disclosure

         Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than six months, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

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

                                  EXHIBIT INDEX


Exhibit

27                Financial Data Schedule, filed electronically herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SYBRON CHEMICALS INC.



                                                 /s/ Steven F. Ladin
                                                 -------------------
                                                   Steven F. Ladin
                                                   Vice President, Finance and
                                                   Chief Financial Officer
Date:  August 6, 1999