Form 10-Q
period 1999-09-30
SYBRON CHEMICALS INC
filed 1999-11-09
CIK 832815

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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
        (Address of principal executive offices)     zip code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class             Outstanding at September 30, 1999

Common stock, $.01 par value      5,730,942

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

                               INDEX

                                                                       Page No.

Part I   Financial information

Item 1 - Financial Statements

         Consolidated Balance Sheet -
         September 30, 1999 and December 31, 1998                          1

                  Consolidated Statement of Operations -
                   nine months ended September 30, 1999 and 1998           2

                  Consolidated Statement of Operations -
                   three months ended September 30, 1999 and 1998          3

                  Consolidated Statement of Cash Flows -
                   nine months ended September 30, 1999 and 1998           4

                  Notes to Consolidated Financial Statements             5 - 10

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                           11 - 15

Part II  Other information

                  Item 1   Legal Proceedings                               16

Exhibit Index                                                              16

Signature                                                                  17

PART I - FINANCIAL INFORMATION
SYBRON CHEMICALS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands except share and per share data)

ASSETS

                                             Unaudited    Audited
                                             Sept. 30,    Dec. 31,
                                               1999        1998
                                             --------     -------
Current assets:
  Cash and cash equivalents                   $ 18,634    $ 14,966
  Accounts receivable, net                      50,552      46,089
  Inventories, net                              35,751      36,466
  Prepaid and other current assets               4,337       5,690
                                              --------    --------
    Total current assets                       109,274     103,211

Property, plant and equipment, net              76,212      80,175
Intangible assets, net                          80,984      81,967
Other assets                                     6,068       4,931
                                              --------    --------
                                              $272,538    $270,284
                                              ========    ========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $           $  2,093
  Current portion of long-term debt             15,833       9,285
  Accounts payable                              25,144      23,642
  Accrued liabilities                           16,209      16,237
                                              --------    --------
    Total current liabilities                   57,186      51,257

Long-term debt                                 124,104     136,008
Deferred income taxes                            4,939       3,904
Postretirement benefits                          3,649       3,739
Other liabilities                                4,318       2,728
                                              --------    --------
    Total liabilities                          194,196     197,636
                                              --------    --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,941,165 and 5,938,050 shares           59          59
 Additional paid-in capital                     24,231      24,151
 Retained earnings                              67,795      60,414
 Accumulated other comprehensive losses         (9,538)     (7,610)
 Treasury stock, at cost - 210,223
   and 218,299 shares                           (4,205)     (4,366)
                                              ---------   ---------
    Total shareholders' equity                  78,342      72,648
                                              ---------   ----------
                                              $272,538    $270,284
                                              =========   ==========

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited in thousands except per share amounts)

                                                 Nine months
                                                    ended
                                                September 30,
                                             --------------------
                                               1999       1998
                                              ------     -------

Net sales                                    $199,738   $156,389
                                             --------   --------

Cost of sales                                 131,524     98,702
Selling, general and administrative            42,426     38,440
Research and development                        3,892      3,124
                                             --------   --------
                                              177,842    140,266
                                             --------   --------

Operating income                               21,896     16,123
                                             --------   --------

Other expense
  Interest expense                              8,270      3,048
  Other - net                                   1,115        545
                                             --------   ---------
                                                9,385      3,593
                                             --------   ---------

Income before income taxes
  and extraordinary item                       12,511     12,530

Provision for income taxes                      5,130      5,137
                                             --------   ---------

Income before extraordinary item                7,381      7,393
                                             --------   --------

Extraordinary item - net of taxes                            313
                                             --------   --------

Net income                                   $  7,381   $  7,080
                                             ========   ========

Income per share before extraordinary item:
  Basic                                      $   1.29   $   1.30
  Diluted                                    $   1.28   $   1.26

Loss per share extraordinary item:
  Basic                                                 $   (.06)
  Diluted                                               $   (.05)

Net income per share:
  Basic                                      $   1.29   $   1.24
                                             ========   =========
  Diluted                                    $   1.28   $   1.21
                                             ========   =========

Weighted average shares outstanding:
  Basic                                     5,726,706  5,692,650
  Diluted                                   5,765,377  5,872,036

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited in thousands except per share amounts)

                                                 Three months
                                                    ended
                                                September 30,
                                             --------------------
                                               1999       1998
                                              ------     -------

Net sales                                    $ 66,079   $ 58,834
                                             --------   --------

Cost of sales                                  44,323     39,948
Selling, general and administrative            14,534     13,298
Research and development                        1,227      1,138
                                             --------   --------
                                               60,084     54,384
                                             --------   --------

Operating income                                5,995      4,450
                                             --------   --------

Other expense
  Interest expense                              2,750      2,210
  Other - net                                     279        378
                                             --------   ---------
                                                3,029      2,588
                                             --------   ---------

Income before income taxes
  and extraordinary item                        2,966      1,862

Provision for income taxes                      1,217        744
                                             --------   ---------

Income before extraordinary item                1,749      1,118

Extraordinary item                                           313
                                             --------   --------

Net income                                   $  1,749   $    805
                                             ========   ========

Income per share before extraordinary item:
  Basic                                      $    .31   $    .20
  Diluted                                    $    .30   $    .19

Loss per share extraordinary item:
  Basic                                                 $   (.06)
  Diluted                                               $   (.05)

Net income per share:
  Basic                                      $    .31   $    .14
                                             ========   =========
  Diluted                                    $    .30   $    .14
                                             ========   =========

Weighted average shares outstanding:
  Basic                                     5,729,936  5,710,599
  Diluted                                   5,788,588  5,849,973

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited in thousands)

                                                       Nine months
                                                           ended
                                                         Sept. 30,
                                                      1999     1998
                                                     ------   -------
Cash flows from operating activities:

Net income                                          $ 7,381   $ 7,080
                                                    --------  --------

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Extraordinary item                                              313
  Depreciation and amortization                      10,109     5,986
  Provision for losses on accounts receivable           668       436
  Changes in assets and liabilities:
    Accounts receivable                              (6,204)   (1,078)
    Inventory                                           128       886
    Other current assets                                691       (54)
    Accounts payable and accrued expenses             2,596    (8,001)
    Income taxes payable                              1,581    (2,677)
    Other assets and liabilities - net                  337       615
                                                    --------  -------

    Net cash provided by operating activities        17,287     3,506
                                                    --------  -------

Cash flows from investing activities:
 Capital expenditures                                (4,023)   (7,792)
 Purchase of business assets                         (1,611)   (6,817)
 Acquisition (net of cash acquired)                          (110,616)
 Other                                                 (200)
                                                    -------- ---------

    Net cash used by investing activities            (5,834) (125,225)
                                                    -------- ---------

Cash flows from financing activities:
 Net repayments under revolving credit facilities    (1,867)  (17,148)
 Loan proceeds                                          495   145,000
 Repayment of debt                                   (5,605)  (12,643)
 Direct costs of financing                             (287)   (2,710)
 Proceeds from exercise of stock options                 31       351
                                                    --------  --------

   Net cash (used) provided by financing activities  (7,233)  112,850
                                                    --------  -------

Effect of exchange rate changes on cash                (552)       26
                                                    --------  -------
  Net increase (decrease) in cash and cash
   equivalents                                        3,668    (8,843)

Cash and cash equivalents at beginning of period     14,966    26,592
                                                    -------   -------

Cash and cash equivalents at end of period          $18,634   $17,749
                                                    =======   ========

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at September 30, 1999 and the results of its operations and changes in its cash flows for the nine months ended September 30, 1999 and 1998.

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

The tables below set forth "comprehensive income" for the three and nine months ended September 30. There are no related tax effects for the three and nine month periods presented.

STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30,

                                             1999        1998
                                           --------    --------

Net income                                 $ 1,749     $   805

Other comprehensive income, net of tax:
  Foreign currency translation adjustments   1,334       1,815
                                           --------    -------

Comprehensive income                       $ 3,083     $ 2,620
                                            =======     =======

NOTE 2 - COMPREHENSIVE INCOME: (Cont'd.)

STATEMENT OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,

                                             1999        1998
                                           --------    --------

Net income                                 $ 7,381     $ 7,080

Other comprehensive income, net of tax:
  Foreign currency translation adjustments  (1,928)        834
                                           --------    --------

Comprehensive income                       $ 5,453     $ 7,914
                                            =======     ========

The following table illustrates the components of accumulated other comprehensive income and their associated changes for the nine month period ending September 30, 1999:

                                                  ACCUMULATED OTHER
                                            COMPREHENSIVE INCOME BALANCES
                                        NINE MONTHS ENDING SEPTEMBER 30, 1999

                                                          Current
                                            Beginning     Period      Ending
                                             Balance      Change      Balance
                                            ---------     -------     -------

Foreign currency translation adjustments     $(7,253)     $(1,928)   $(9,181)
Minimum pension liability adjustment            (357)          --       (357)
                                             --------     --------    -------

Accumulated other comprehensive losses       $(7,610)     $(1,928)   $(9,538)
                                             ========     ========   ========

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

NOTE 4 - INVENTORIES: (Cont'd.)

The components of inventories are:
                                     Sept. 30,         Dec. 31,
                                       1999              1998
                                     -------           --------

          Finished goods             $28,641           $28,871
          Raw materials                9,859             9,632
                                     -------           --------
                                      38,500            38,503

          Less reserves                2,749             2,037
                                     -------           --------
                                     $35,751           $36,466
                                     =======           ========

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

The Ocean Wash acquisition did not have a material effect on 1998 operating results. The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 assume the Ruco acquisition occurred on January 1, 1998:

                                                 1998
                                                ------

Net sales                                      $204,011
Income before extraordinary item                  6,704
Net income                                     $  6,391

Income per share before extraordinary item:
  Basic                                        $   1.18
  Diluted                                      $   1.14

Net income per share:
  Basic                                        $   1.12
  Diluted                                      $   1.09

NOTE 6 - SEGMENT INFORMATION:

The following schedules illustrate certain financial information about the Company's three business segments for the nine and three months ended September 30.

For 1999 the results of the Toners Strategic Business Unit, which was formerly a part of the Environmental Products and Services segment, is now included in the new Polymer Intermediate segment. This realignment coincided with the shift in management responsibility which was implemented in 1999 to help facilitate the planned growth in the solid polymer business.

NOTE 6 - SEGMENT INFORMATION: (Cont'd.)

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

                                        Nine Months Ended Sept. 30,
                                       -------------------------------
                                             1999             1998
                                       ---------------  ---------------
                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Textile Chemical Specialties         $ 98,018   49.1%  $105,353   67.4%
 Polymer Intermediates                  64,107   32.1     13,903    8.9
 Environmental Products and Services    37,613   18.8     37,133   23.7
                                      --------- ------   -------- ------
   Total                               199,738  100.0    156,389  100.0

Cost of Sales
 Textile Chemical Specialties           56,627   57.8     62,723   59.5
 Polymer Intermediates                  50,800   79.2     11,594   83.4
 Environmental Products and Services    24,097   64.1     24,385   65.7
                                       --------          --------
   Total                               131,524   65.8     98,702   63.1

Gross Margin
 Textile Chemical Specialties           41,391   42.2     42,630   40.5
 Polymer Intermediates                  13,307   20.8      2,309   16.6
 Environmental Products and Services    13,516   35.9     12,748   34.3
                                       --------          --------
   Total                                68,214   34.2     57,687   36.9

Operating Expenses
 Textile Chemical Specialties           32,626   33.3     31,853   30.2
 Polymer Intermediates                   5,271    8.2      1,074    7.7
 Environmental Products and Services     8,421   22.4      8,637   23.3
                                       --------          --------
   Total                                46,318   23.2     41,564   26.6

Operating Income
 Textile Chemical Specialties            8,765    8.9     10,777   10.3
 Polymer Intermediates                   8,036   12.6      1,235    8.9
 Environmental Products and Services     5,095   13.5      4,111   11.0
                                       --------          --------
   Total                                21,896   11.0     16,123   10.3

Other Expense, Net                      (9,385)  (4.7)    (3,593)  (2.3)
                                       --------  -----   --------  ------

Income before income taxes
  and extraordinary item                12,511    6.3     12,530    8.0
Provision for income taxes               5,130    2.6      5,137    3.3
                                       --------  -----   --------  -----
Income before extraordinary item         7,381    3.7      7,393    4.7
Extraordinary item, net of tax                               313    0.2
Net Income                             $ 7,381    3.7%   $ 7,080    4.5%
                                       ========  =====   ========  =====

NOTE 6 - SEGMENT INFORMATION: (Cont'd.)

Three months ended September 30, 1999 compared to three months ended September 30, 1998.

                                         Three Months Ended Sept. 30,
                                       --------------------------------
                                             1999             1998
                                       ---------------  ---------------
                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Textile Chemical Specialties         $ 31,254   47.3%  $ 32,971   56.1%
 Polymer Intermediates                  21,208   32.1     13,903   23.6
 Environmental Products and Services    13,617   20.6     11,960   20.3
                                      --------- ------   -------- ------
   Total                                66,079  100.0     58,834  100.0

Cost of Sales
 Textile Chemical Specialties           18,190   58.2     20,402   61.9
 Polymer Intermediates                  16,875   79.6     11,594   83.4
 Environmental Products and Services     9,258   68.0      7,952   66.5
                                       --------          --------
   Total                                44,323   67.1     39,948   67.9

Gross Margin
 Textile Chemical Specialties           13,064   41.8     12,569   38.1
 Polymer Intermediates                   4,333   20.4      2,309   16.6
 Environmental Products and Services     4,359   32.0      4,008   33.5
                                       --------          --------
   Total                                21,756   32.9     18,886   32.1

Operating Expenses
 Textile Chemical Specialties           10,560   33.8     10,521   31.9
 Polymer Intermediates                   1,721    8.1      1,044    7.5
 Environmental Products and Services     3,480   25.6      2,871   24.0
                                       --------          --------
   Total                                15,761   23.8     14,436   24.5

Operating Income
 Textile Chemical Specialties            2,504    8.0      2,048    6.2
 Polymer Intermediates                   2,612   12.3      1,265    9.1
 Environmental Products and Services       879    6.4      1,137    9.5
                                       --------          --------
   Total                                 5,995    9.1      4,450    7.6

Other Expense, Net                      (3,029)  (4.6)    (2,588)  (4.4)
                                       --------  -----   --------  ------

Income before income taxes
  and extraordinary item                 2,966    4.5      1,862    3.2
Provision for income taxes               1,217    1.8        744    1.3
                                       --------  -----   --------  -----
Income before extraordinary item         1,749    2.7      1,118    1.9
Extraordinary item, net of tax                               313    0.5
Net Income                             $ 1,749    2.7%   $   805    1.4%
                                       ========  =====   ========  =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

     Revenues, operating income and net income increased for the third quarter of 1999 versus the prior year’s quarter. Earnings per share of 30 cents (fully diluted) were up 58% from the 19 cents per share (before an extraordinary item of 5 cents per share) recorded in the same period last year. Sales for the quarter were $66,079,000, a 12.3% increase over the same period last year. Operating income increased 34.7% to $5,995,000, while net income increased by 117.3% to $1,749,000 versus the $805,000 in the same quarter in 1998. The increases in sales and operating income were primarily a result of the inclusion of Ruco Polymer Corporation and Ruco Polymer Company of Georgia LLC which were acquired on July 31, 1998 ("Ruco"), for the full quarter in 1999.

     For the nine months ended September 30, 1999, earnings per share (fully diluted) increased to $1.28 compared to $1.26 before the extraordinary item of 5 cents per share for the first nine months of 1998.

     For the nine month period ended September 30, 1999, sales were $199,738,000 a 27.7% increase over the same period last year. The increase in sales was primarily the result of the acquisition of Ruco, which increased sales by $47,212,000 or 30.2%. Partially offsetting this increase was a reduction in North American sales of products for processing of textiles and garments, which resulted in a 5.8% reduction in sales. Operating income increased 35.8% to $21,896,000, primarily attributable to Ruco while net income increased 4.3% to $7,381,000 versus the $7,080,000 in the first nine months of 1998.

     For the third quarter of 1999, sales in the Textile Chemical Specialties segment of $31,254,000 were $1,717,000 (5.2%) lower than the same period in 1998, while operating income of $2,504,000 was $456,000 above 1998, an increase of 22.3%. Continued softness in the garment processing markets in North America was responsible for an 11.2% reduction in sales. Also, sales in this quarter have been negatively impacted by the change in the Dutch Guilder vs. US Dollar exchange rate. Somewhat offsetting this decline was increased Textile Chemical sales in Latin America and Asia, reflecting the increased focus being placed on these markets. Sales of organic chemicals, included in this segment, also increased, due to new toll manufacturing business and greater sales of proprietary products. Gross profit of the segment increased by 3.7 percentage points, mainly as a result of cost control efforts in North America, reduced raw material costs and the increase in higher margin Organic sales. The increase in operating profit for this segment was primarily due to the above gross margin improvements and to continued cost control efforts in North America.

     For the nine month period ending September 30, 1999, Textile Chemical sales were $7,335,000 (7.0%) below the same period last year reflecting the softness in the North American and European textile and garment markets. Operating income was $2,012,000 (18.7%) below the same period reflecting the lower sales and increased costs in Europe for the enterprise systems implementation and increased selling expenses in Asia and Latin America as those operations have expanded, consistent with the Company's regional growth plans. Reduced selling costs in North America partially offset these increases.

     Sales for the third quarter in the Polymer Intermediates segment, formed by Ruco and the toner polymer business (which is reported in Environmental Products and Services for 1998), were $21,208,000 versus $13,903,000 in the third quarter of 1998. Ruco was acquired on July 31, 1998, therefore only 2 months of sales were included in that period. Unit sales of powder coating resins increased by 11.2% with dollar volume up by only 3.3% (on a proforma basis) due to price decreases, which were offset by raw material cost reductions. The segment contributed operating profit of $2,612,000 versus $1,265,000 in the same period last year.

     For the nine month period ending September 30, 1999, Polymer Intermediate segment sales were $64,107,000 versus $13,903,000 in the same period last year. Operating profits of $8,036,000 are $6,801,000 greater than the same period last year when only two months of operations were included in the results.

     Third quarter sales in the Environmental Products and Services segment were $13,617,000. The 13.9% increase from the same period last year results from increased sales of Biochemicals primarily from the acquisition of Green Releaf Bio Tech Inc. ("Green Releaf") and the introduction of new specialty chemical products. Ion exchange products physical volume increased by 10.8%, however, this was offset by price decreases resulting in a 1.7% increase in revenue. Sales of specialty polymers increased by $1,463,000, a 231.9% increase as a result of the introduction of new aziridine based products. Gross profit for the segment declined by 1.5 percentage points from the same quarter last year, mainly a result of ion exchange sales price declines which exceeded raw material savings and lower margins on the new aziridine resale products. Operating income in this segment was $879,000 for the quarter, a decline of 22.7% from the third quarter of 1998. The decline is attributed to the decline in ion exchange selling prices and increased selling expenses in the Biochemicals business.

     For the nine month period ended September 30, 1999, Environmental Products and Services segment sales were $480,000 (1.3%) above the same period last year reflecting the Green Releaf acquisition and the increased aziridine product sales offset by the exclusion of the Toner Polymer business. Operating income was $984,000 (23.9%) above the same period last year reflecting a $1,500,000 insurance settlement recorded in the first quarter of 1999, partially offset by reduced income from ion exchange products.

     The overall gross margin for the third quarter of 1999 was 32.9% versus 32.1% in 1998. The increase is due to increased margins in the Textile Chemicals Specialty and Polymer Intermediates segments offset by lower margins in the Environmental Products and Services segment, as previously discussed.

     The gross margin of the Polymer Intermediate segment was 20.4% for the third quarter of 1999, a 3.8 percentage point increase over 1998. The improvement results from reduced raw material costs partially offset by reduced sales prices.

     For the nine month period ended September 30, 1999, the overall gross margin was 34.2% versus the margin of 36.9% in the same period in 1998. The decline is primarily the result of the inclusion of Ruco which has lower gross margins but lower operating costs. The gross margin in the Textile Chemical Specialties segment increased by 1.7 percentage points to 42.2% reflecting lower sales of lower gross margin garment products, the relatively larger high margin European sales and reduced raw material costs. Gross margin for Environmental Products and Services increased 1.6 percentage points to 35.9% primarily as a result of the acquisition of Green Releaf which has margins significantly above the average in this segment. Margins of 20.8% in the Polymer Intermediates segment are 4.2 percentage points above 1998 margins primarily as a result of reduced raw material costs.

     Other expense of $3,029,000 for the quarter was $441,000 higher than the same period in 1998 primarily due to the increased interest costs relating to the Ruco acquisition.

     For the nine month period ended September 30, 1999, Other Expense was $5,792,000 higher than the same period last year, primarily related to the additional interest expense associated with the Ruco acquisition.

     Operating expenses as a percent of sales decreased .7 percentage points to 23.8% in the third quarter of 1999 because of the lower operating cost structure of the Polymer Intermediates segment. The acquisition of Ruco occurred on July 1, 1998 therefore, only two months' activity was recorded in 1998's third quarter. The Textile Chemical Specialties segment operating expenses increased 1.9 percentage points to 33.8% of sales primarily as a result of increased selling and administrative expenses in Latin America and Asia with the start-up of new operations in Columbia, Argentina and Hong Kong consistent with the Company’s plans to grow the business in those geographic areas, as well as the decrease in sales in North America. The Environmental Products and Services segment operating expenses increased 1.6 percentage points to 25.6% primarily as a result of increased selling expenses associated with the Green Releaf business.

     For the nine month period ended September 30, 1999, operating expenses as a percentage of sales were 23.2% versus 26.6% in the same period in 1998. Operating expenses as a percentage of sales decreased as a result of the lower cost structure in the Polymer Intermediates segment and in the Environmental Products and Services segment reflecting the first quarter 1999 insurance settlement. Operating expense increased in the Textile Chemical Specialties segment as a result of selling and administrative expense increases in Latin America and Asia due to the focus on expanding in these areas. Expenses increased in Europe as a result of the implementation of an enterprise computer system.

     The Company’s provision for income taxes was computed using applicable prevailing income tax rates. Sybron's effective tax rate was 41.0% for 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $18.6 million as of September 30, 1999 were $3.7 million above the balance as of December 31, 1998.

     For the nine month period ended September 30, 1999, operating activities generated $17.3 million versus a generation of $3.5 million in the same period in 1998. Non cash expenses of $10.8 million were $4.4 million above the 1998 period primarily as a result of the amortization and depreciation expense related to the Ruco assets acquired. The 1998 period reflected a utilization of cash of $8.0 million for substantial reductions in accounts payable and accrued liabilities. Cash utilized from investing activities was $5.8 million in 1999 versus $125.2 million in 1998. The 1999 period reflects capital expenditures of $4.0 million and the purchase of Green Releaf. The 1998 period reflects capital expenditures of $7.8 million, the purchase of Ocean Wash for $6.8 million and the acquisition of Ruco for $110.0 million.

     Cash utilized for financing activities for the nine month period in 1999 was $7.2 million versus generation of $112.9 million, in 1998. The repayment of long-term debt of $5.6 million and repayment of $1.9 million of short-term debt were the primary uses of funds in 1999. In 1998, $145.0 million was generated from long-term borrowing related to the Ruco and Ocean Wash acquisitions offset by loan repayments of $29.8 million.

     In the third quarter 1999, the long-term loan agreement was amended to extend the then existing leverage ratio until the fourth quarter 1999. Management believes that its capital expenditures for existing operations can be funded from operating cash flow. Management also believes that cash flow from operations and available credit will be sufficient to finance its operations and debt service requirements for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than three months, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and a project team has been working for almost two years to address Year 2000 risks. The project team has and will continue to coordinate the identification of and implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company’s information systems and the reliability of its operational systems and manufacturing processes. The Company is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

     The Company has reviewed its information and operational systems and manufacturing and laboratory processes in order to identify those services or systems that were not Year 2000 compliant. As a result of this review, the Company has modified or replaced certain information and operational systems so they will be Year 2000 compliant. The total cost of these Year 2000 compliance activities, estimated at less than $500,000, has not been material to the Company’s financial position or its results of operations. Based on available information, the Company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. However, the Company continues to evaluate a contingency plan in the event unforeseen events occur when the Year 2000 arrives. These costs of completion of its Year 2000 modification and testing processes are based on management’s best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that unforeseen remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company’s business, results of operations or financial position.

     The Company also faces risk to the extent that suppliers of products, services and systems and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. The Company has had formal communications with significant suppliers and customers to determine the extent the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide the Company with products, services, or systems that meet the year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, and the duration of such failure, the Company’s results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, orders for the company’s products or services, the Company’s business, results of operations and financial position could be materially adversely affected.

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

Date: November 9, 1999