Form 10-K
period 1999-12-31
SYBRON CHEMICALS INC
filed 2000-03-30
CIK 832815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K
(MARK ONE)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the fiscal year ended December 31, 1999

OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from _______ to _______
                           Commission File No. 0-19983

                              SYBRON CHEMICALS INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    51-0301280
          --------                                    ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)

Birmingham Rd., P.O. Box 66, Birmingham, NJ                 08011

(Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (609) 893-1100

Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class                Name of exchange on which registered
         -------------------                ------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 15, 2000 as reported on the American Stock Exchange, was approximately $24,700,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 15, 2000, there were 5,735,180 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2000 are incorporated by reference into Part III of this Annual Report.

SYBRON CHEMICALS INC. SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report contains information that is forward-looking, such as information relating to future capital expenditures and funding therefore; the Company’s market position and the growth potential of the Company and its markets; technological developments in the Company’s industry and the anticipated effect of those developments on growth prospects; the effect of recent acquisitions on the Company’s business and results of operations; the effects of foreign regulatory and currency exchange rate fluctuations; the Company’s ability to obtain raw materials and supplies; the outcome of environmental proceedings; the Company’s liability for environmental cleanup and the materiality of environmental cleanup costs; the adequacy and availability of the Company’s manufacturing capacity; capital expenditures; adequacy of cash and credit for future needs; product development plans; as well as the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future and cause those results to differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, fluctuations in exchange rates of various foreign currencies, and other risks associated with foreign operations, changes in governmental and regulatory policies including environmental regulations, the pricing of raw materials, the ability of the Company to make and successfully integrate corporate acquisitions, technological developments and changes in the competitive environment in which the Company operates.

                                                  TABLE OF CONTENTS
                  Item                                                                                  Page
PART I

PART II
          5        Market for the Registrant's Common Stock and
                      Related Stockholder Matters...........................  15
          6        Selected Financial Data..................................  17
          7        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........  18
          8        Financial Statements and Supplementary Data..............  25
          9        Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure................  25
PART III
          10       Directors and Executive Officers of the
                      Registrant............................................  26
          11       Executive Compensation...................................  28
          12       Security Ownership of Certain Beneficial
                      Owners and Management.................................  28
          13       Certain Relationships and Related
                      Transactions..........................................  28
PART IV
          14       Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K...............................  29
                   Signatures...............................................  32

                                       (i)
PART 1 ITEM 1. BUSINESS

General

        Sybron Chemicals Inc. (the “Company”) is a leading international developer, producer and marketer of specialty chemicals utilized primarily in the textile wet processing, coatings, adhesives, plastics and molded goods, and environmental products and services markets. The Company focuses on using proprietary technology to provide value-added solutions to customer problems through innovative, high quality products and intensive customer service. The Company’s products provide critical performance attributes that enhance the value of its customers’ products while representing only a small portion of the customers’ total costs. The Company’s three operating segments, Textile Chemical Specialties, Polymer Intermediates and Environmental Products and Services, accounted for 49.1%, 32.2% and 18.7%, respectively, of total sales for 1999.

        The Company’s Textile Chemical Specialties segment products are used in the wet processing of fabrics made from natural and synthetic fibers to enhance the aesthetic and physical characteristics of such fabrics.

        The Company’s subsidiaries, Ruco Polymer Corporation (“Ruco NY”) and Ruco Polymer Company of Georgia, LLC (together with Ruco NY, “Ruco”), constitute the Company’s Polymer Intermediates segment. Ruco is a leading North American polymer intermediates company that produces polyester polyols, polyester powder coating resins, polyurethane latexes and specialty polymers which are intermediate chemical products used in the formulation and production of coatings and plastics. Ruco’s polymers are used in products that are sold into a variety of end-use markets, including the appliance, automotive and architectural industries.

        The Company’s Environmental Products and Services segment products include ion exchange resins for use in home water softening/conditioning and industrial water treatment; biochemicals for treating industrial municipal and sanitary waste, contaminated soil and groundwater and golf turf; and specialty products and services which includes a line of proprietary organic chemicals, specialty cross linking and binding agents and the performance of custom and toll manufacturing services for major chemical companies.

        The Company offers over 1,500 products which are sold to over 6,000 active customers through more than 20 locations worldwide. The Company possesses numerous customized and proprietary formulations with unique performance characteristics designed to address specific customer needs. The top 10 customers accounted for approximately 17.2%, 11.7% and 12.9% of sales in 1999, 1998 and 1997, respectively. The largest customer in each such year accounted for less than 5% of consolidated sales.

        The Company, a Delaware corporation formerly known as Sybron Chemical Industries Inc., is the successor to a business established in the 1920‘s. That business became a specialty chemical company (the “Sybron Chemical Group”) in the 1960‘s under the ownership of Sybron Corporation. The Company acquired the Sybron Chemical Group from Sybron Corporation in 1987.

        The Company uses proprietary technology to provide value-added solutions to customer problems through innovative, high quality products and intensive customer service. Management believes that the Company’s products provide critical performance attributes which enhance the value of its customers’ products while representing only a small portion of the customers’ total product costs. The Company’s extensive field sales force and marketing representatives, most of whom have had direct working experience in the industries they service, function as applications engineers. They work in conjunction with the Company’s research groups and customers to develop and sell products and applications know-how to meet customers’ individual needs.

        The following table sets forth the Company’s sales, operating income, operating income as a percentage of sales and identifiable assets by segment for the periods indicated:

                                                     Year ended December 31,
                                              (in thousands, except percentages)
                                                 1999        1998        1997
Sales
  Textile Chemical Specialties .............   $132,118    $139,581    $133,452
  Polymer Intermediates ....................     86,567      34,162
  Environmental Products and Services ......     50,438      49,079      55,362
                                                 ------      ------      ------
    Total ..................................   $269,123    $222,822    $188,814
                                               ========    ========    ========
Operating Income
  Textile Chemical Specialties * ...........   $    562    $ 13,073    $ 16,697
  Polymer Intermediates ....................     11,415       3,517
  Environmental Products and Services ......      5,806       4,747       5,154
                                                  -----       -----       -----
    Total * ................................   $ 17,783    $ 21,337    $ 21,851
                                               ========    ========    ========
Operating Income as a Percentage of Sales
  Textile Chemical Specialties * ...........        0.4%        9.3%       12.5%
  Polymer Intermediates ....................       13.2%       10.3%
  Environmental Products and Services ......       11.5%        9.7%        9.3%
    Total * ................................        6.6%        9.6%       11.6%

Identifiable Assets
  Textile Chemical Specialties .............   $100,238    $113,418    $118,299
  Polymer Intermediates ....................    121,830     121,817
  Environmental Products and Services ......     35,063      35,049      31,934
                                                 ------      ------      ------
    Total ..................................   $257,131    $270,284    $150,233
                                               ========    ========    ========

*Includes a non-recurring charge of $10,954 in the fourth quarter of 1999 to reflect the Company’s assessment that certain intangible assets related to the garment processing chemicals business have been permanently impaired as a result of long-term changes in the industry.

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

Textile Chemical Specialties Segment

        The Company’s textile chemical specialty products business consists of textile chemicals and related organic products. The following table sets forth net sales by product line for the years indicated:

                                            Years ended December 31,
Product Line                      1999                 1998              1997
                                                 (in thousands)
Textile Chemicals               $122,091            $133,045        $   126,551
Organics                          10,027               6,536              6,901
                                $132,118            $139,581           $133,452

        Textile Chemicals. The Company’s textile chemical products are used in the largest segment of the textile chemical specialties industry, wet processing, and are designed to improve the wet processing and enhance the aesthetic and physical characteristics of carpets, fabrics and garments made from natural and synthetic fibers. The Company manufactures products that are utilized for the preparation, dyeing, finishing and printing in the wet processing area of carpets, fabrics and garments. For example, the Company manufactures products that make whites “whiter” on bleaching, provide wrinkle resistance to fabrics, provide level and increased yield in dyeings, greater stain resistance to carpet and allow high-speed machines to print intricate patterns on carpets.

        The textile industry is characterized by constant developments and changes in textile fibers, fashions, manufacturing processes and regulatory requirements, which create a continuing need for new chemical formulations. The Company capitalizes on these changing industry dynamics through an ongoing and proactive process of research and development, its focus being on value-added products and growing international operations.

        The textile manufacturing industry in Europe tends to be characterized by producers that are smaller and more oriented to fashion and quality than the producers in the U.S. European customers rely, to a large extent, on the expertise and product development capabilities of their suppliers of dyehouse products. As a result, the Company believes that its technological capabilities and customer support services have contributed to its growth and have helped gain it a significant share of the dyehouse products market in Europe.

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

        A few large suppliers of commodity products, which include glyoxal and melamine resins and acrylic polymers, dominate the fabric finishing market segment. The Company participates in the higher value-added segment as a supplier to special niche areas which include high performance permanent press resins, hand modifiers (for textile products such as acetate linings, nylon active wear, and high end lace material), softeners to achieve both a silky touch and improved physical characteristics, and stain blockers to provide greater stain resistance and printing for carpet. In Europe, the Company also has developed proprietary technologies and substantial market share in the high quality fabric and carpet printing industry.

        The Company serves its customers primarily through its direct sales forces throughout North America and Western Europe, which is supplemented by a network of distributors and agents in Eastern Europe and the Middle East. The Company also services the Canadian, Mexican, Argentinean and Colombian markets through its own local organizations in these countries, and uses various agents and licensees to access other Latin American markets. The company serves the Asian textile chemical market from its manufacturing facility in Taiwan and its sales offices in Korea, China and Hong Kong. The Company accesses other Asian markets through a number of agents and distributors in the region. The Company also services the South African textile market through a direct sales force.

        Organics. The organics product line was developed to capitalize on the Company’s proprietary manufacturing technology in the areas of quaternization, alkylation and esterification (typical organic synthesis reactions used to make a variety of industrial chemical products). Products produced from these and other types of reactions are now sold for use as phase transfer agents, surfactants and intermediates for textile, cosmetic and various industrial applications. The Company’s distillation capabilities enable the products to be purified to the exact specifications demanded by these industries. Many of the chemicals produced and sold by this unit serve as raw materials for the formulations sold by the textile groups. Therefore, the organics product line represents both a vertical integration and a branching out into new markets. The demand for the Company’s technology in these areas has allowed its Wellford, South Carolina plant to utilize excess capacity and has enabled the Company to expand its capabilities and increase its overall margins. Clients for these services include some of the largest chemical companies in the U.S.

Polymer Intermediates Segment

        The Company’s Polymer Intermediates segment consists primarily of Ruco, which was acquired by the Company in 1998. Ruco is a leading polymer intermediates company which produces and sells polyester polyols, polyester powder coating resins, polyurethane latexes and specialty polymers used in the production of coatings, plastics and adhesives. The segment also includes the Company’s toner polymer business which manufactures chemicals for use as binders in reprographic toners. Ruco services customers in North America through a direct sales force, focusing on working closely with customers to design value-added applications and develop new products to meet customer needs.

        Powder Coatings. Ruco’s powder coating resins are custom designed to provide specific performance characteristics and are used in the formulation of coating products. Ruco’s powder coating resins are used to produce a durable, high quality finish in multiple industries and end-use product applications. The major industrial markets that use powder coatings are the appliance, automotive and architectural and building markets. Ruco’s powder coating products are sold under brand names well known in the markets it serves.

        Management believes Ruco’s powder coating business has strong growth potential. Powder coating resins are increasingly displacing liquid coating systems because they are more cost efficient and environmentally friendly. The driving force in the U.S. for the rapid growth of powder coatings is increasing pressure from federal, state, and local legislation to reduce volatile organic compounds. In Europe, growth in this market is driven by environmental regulations that are even more stringent than those in the U.S. The Company has minimal sales in the European market but believes it has significant growth opportunities available to it. Polyester powder coating systems are environmentally friendly and have excellent end-product characteristics, including resistance to corrosion, heat, impact, abrasion, fading from sunlight and extreme weather conditions on metallic substrates such as appliances and automobiles. In addition to performance characteristics, powder coatings also offer certain cost advantages. Because powder coatings are dry, up to 98% of powder overspray can be readily removed and reused. The waste that results from the application process is negligible, and can be disposed of easily and economically.

        The powder coatings market in North America has grown at a compound annual rate of approximately 12% since 1986. The European market is significantly larger than the North American market, however, management believes that it will not grow as rapidly as the North American market since powder coating systems are already widely used in Europe. Compared to the general paint and coatings industry, which tends to track gross domestic product (GDP) growth, the powder coatings segment is a fragmented and rapidly growing niche market within the coatings industry.

        The dominant application and substrate for powder coatings is on metals, which most readily conduct the static electric charge necessary for the adhesion of the coating to the metal and can withstand the high temperature curing processes. Technology exists and is being refined which will allow powder coatings to be more generally used on non-metal surfaces at lower cure temperatures. Improvement of the powder coating application technology is anticipated to result in enhanced growth prospects. Technological improvements will allow the use of powder coatings on non-metallic surfaces such as wood and plastic that could not otherwise withstand the higher cure temperatures used on metal substances.

        Polyester Polyols. Ruco’s polyester polyol products are custom designed for use in the production of high solids coatings, thermoplastic urethanes and castable plastic parts used by the appliance, automotive and architectural industries with multiple end-use product applications. Ruco’s polyester polyol products are sold under brand names well known in the markets it serves.

        The Company focuses on non-foam applications of polyester polyols, which typically command higher margins than foam applications. The Company intends to continue to strengthen its market position and product offerings through research and development and product introduction. Recent new products include polyester polyols for high solids adhesives and automotive cast urethanes, high molecular weight polyesters, weatherable polyesters (UV and water resistant), water dispersible polyester resins and polyesters for reactive hot melts.

        Latex and Other Specialties. In addition to its powder coating resins and polyester polyol capabilities, Ruco produces polyurethane latexes and custom manufactures specialty resin and polyurethane products and toll manufactures products for major companies. Polyurethane latexes are predominantly used by Ruco’s customers for fiberglass reinforced plastic moldings.

Environmental Products and Services Segment

        The Company’s environmental products and services segment consists of ion exchange resins for use in home water softening and conditioning and industrial water treatment; biochemicals for use in improving the vigor of turf grasses and treating industrial and sanitary waste, contaminated soil and groundwater; and specialty polymers.

        Ion Exchange Resins. Ion exchange resins are solid chemical compounds, generally in bead form, that are used primarily for the softening and demineralization of water and the removal of contaminants from water and other fluids. The ion exchange resin business is segmented in two distinct markets, industrial and household. Based on industry publications, the Company estimates the total U.S. market for ion exchange resins in 1999 to be in excess of $165 million. Management believes that its products and technical services have achieved a higher degree of technological and regulatory acceptance than those of its direct competitors. The Company’s ion exchange products are sold under the IONAC® tradename.

        The industrial ion exchange water treatment market involves the demineralization of incoming water for high-pressure boilers and the purification of process water and other fluids. The use of untreated boiler water causes scaling of the heat exchangers which, in turn, leads to loss of efficiency or damage to costly turbine blades. Treatment of water with cation and anion exchange resins is required to reduce such risks. Electrical utilities are the largest industrial resin end users. Generally, demineralization by ion exchange resins has been declining as the usage of reverse osmosis membranes has increased. Also, resins are lasting longer before changeout. Other major industrial end users include large water users such as paper mills, refineries, and petrochemical plants and those industries requiring a high level of water purity, such as semi-conductor manufacturers and laboratories. A market exists in trailers containing ion exchange equipment that provide temporary on-site water treatment to various industries and utilities. The service deionization business, which provides on-site water treatment to a number of businesses, such as the electronics industry, also continues to grow. The Company’s industrial ion exchange resins are sold to approximately 150 customers.

        A three-tiered channel of distribution exists in the U.S. industrial water treatment market. Resins for water treatment are sold directly to end-users by the resin manufacturer, to original equipment manufacturers (“OEMs”) for use in new equipment, and to both OEMs and distributors for resale to replace resins in existing equipment. The Company has developed close working relationships with major OEMs and selected distributors based on strong technical support and customer service. The ion exchange sales force, comprised of chemists and engineers, also maintains an active end user contact program through which members of the sales force act as advisors on matters related to the various needs for quality water. This key customer service aspect of the Company’s marketing strategy has enabled the Company to have its resins specified by numerous end users.

        In addition to the industrial market, the Company provides cation exchange resins to the U.S. household water softening market. The Company believes that the market for household water treatment products is positioned for growth in the coming years, as the concern for water quality continues to grow. The Company’s main softening resins are sold directly to water softening equipment manufacturers such as Culligan International, a subsidiary of United States Filter Corporation, to whom the Company has been a major supplier for over 30 years.

        The ion exchange business requires significant investment in production facilities as well as specialized expertise in product synthesis, applications and customer support. As a result, it is difficult for companies not presently manufacturing ion exchange resins to enter this market.

        Biochemicals. The Company’s biochemical products are used in the operation of household and commercial septic systems; the reduction of fat and grease in places such as household drains, retention ponds and restaurant grease traps; the treatment of industrial and municipal wastewater; the elimination of hazardous contaminants in soil and ground water caused by spills and leaking underground storage tanks; and golf turf grasses. The Company expects these markets to experience growth due to the increasing emphasis on treating waste problems utilizing environmentally safe methods and minimizing the quantity of waste for disposal.

        The biochemicals business supplies selectively adapted bacterial strains under the BI-CHEM® trade name. In the biodegradation process, bacterial strains, which are developed under laboratory conditions through a process of natural selection and adaptation, reduce or eliminate specific contaminants by breaking them down into harmless components such as carbon dioxide and water. The Company’s biochemical products are based on naturally occurring microorganisms already present in the environment. The Company’s primary expertise is in isolating, selecting, adapting and growing organisms so they will degrade specific hazardous or toxic organic compounds at a much faster rate than would otherwise occur with indigenous organisms under normal conditions.

        For over twenty years, the Company has served the on-site waste treatment market (domestic and institutional septic systems). Over the past few years, the Company has expanded its presence in this market segment through the introduction of biological formulations for institutional and household utilization, such as bathroom and carpet deodorizers as well as fat and grease digesters for unclogging drains and pipes in bathrooms, kitchens and fast food restaurants. The Company supplies a biologically active formulation to The Clorox Company for use in Liquid Plumr®, their biological drain maintenance and septic products. This product, which eliminates deposit buildup in drain lines and prevents its recurrence, has demonstrated technical superiority since its introduction. The Company also supplies a biologically active formulation designed to enhance septic tank performance. This product is being marketed by Clorox with the Company’s formulation. The Company believes that its septic tank product is superior to other similar products currently sold in the market place and that the growth potential for septic treatment products is significant. Through the acquisition of certain operating assets, not including manufacturing facilities of Green Releaf Biotech, Inc. in February 1999, the Company has entered into the sale of microbial based plant growth enhancers for the golf turf industry. The use of traditional chemical products in that market today amounts to over $500 million in sales.

        Specialty Polymers. This product line was developed to capitalize on the Company’s proprietary manufacturing technology in the areas of quaternization, alkylation and esterification (typical organic synthesis reactions used to make a variety of industrial chemical products). Products produced from these and other types of reactions are now sold for use as phase transfer agents, surfactants and intermediates for textile, cosmetic and various industrial applications. The Company’s distillation capabilities enable the products to be purified to the exact specifications demanded by these industries. Many of the chemicals produced and sold by this unit serve as raw materials for the formulations sold by the Textile Chemicals segment. The demand for the Company’s technology in these areas has allowed its Wellford, South Carolina plant to efficiently utilize capacity and has enabled the Company to expand its capabilities and increase its overall margins. Clients for these services include some of the largest chemical companies in the U.S.

Employees and Labor Relations

        At December 31, 1999, the Company had 913 employees worldwide, of whom 69% were salaried employees and 31% were hourly employees, with 112 employees in management and administration, 270 in sales and marketing, 74 in engineering and research, and 457 in production. The hourly employees at the Company’s Birmingham, New Jersey facility are covered by collective bargaining agreements with two unions that expire on April 12, 2002. The hourly and analytical employees at the Hicksville, New York facility are covered by collective bargaining agreements. These labor agreements will expire on June 28, 2002 and December 22, 2000, respectively. These labor contracts provided for small rate increases and implemented “Gain Sharing”, in which employees’ participate in cost reductions they create. Employees at the Ede, Holland facility are all members of national unions, which is customary in Holland. The Company considers its relations with its union and non-union employees to be satisfactory.

Risks Attendant to Foreign Operations

        A significant portion of the Company’s operations are located outside the U.S., primarily in Western Europe. International operations and business expansion plans are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of the Company in such countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the U.S. will be favorable to the Company’s operations and growth strategy.

        In addition, the value of the Company’s investment in a subsidiary is partially a function of the currency exchange rate between the dollar and the applicable local currency. In addition, the Company is generally prohibited by the terms of its banking arrangements from executing hedge transactions to reduce its exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar. The countries in which the Company’s subsidiaries now conduct business generally do not restrict the repatriation or conversion of local or foreign currency; however, there can be no assurance this situation will continue.

        For the fiscal years 1999, 1998, and 1997, approximately 34%, 40% and 46%, respectively, of the Company’s net sales were to customers outside the United States, predominantly in Western Europe, with most of the balance in Canada, Mexico and the Far East.

        For the fiscal years 1999, 1998 and 1997, approximately 83%, 82% and 73%, respectively, of the Company’s identifiable assets were in North America. The remainder of the Company’s identifiable assets were predominantly in Western Europe although the Company does lease small production facilities in Taiwan and South Africa.

        For the fiscal years 1999, 1998 and 1997, the Company derived approximately 45%, 45% and 45%, respectively, of its operating income from its North American operations. The balance of the Company’s operating income was principally derived from the Company’s European subsidiaries.

Raw Materials

        The Company purchases, both at spot prices and under contracts, various raw materials including caustic soda, sulfuric acid, styrene, surface active agents, adipic acid, terephthalic acid, neopentyl glycol and other glycols from a number of suppliers and does not rely on a sole source to any material extent. Management does not foresee any significant difficulty in obtaining necessary raw materials or supplies.

Research and Development

        Each of the Company’s individual business groups has its own dedicated research and development activities. The Company’s research and development in textile chemicals has created several new products in recent years. Products developed include: environmentally friendly dye machine cleaners, EnviroShine for the interior and SurfcleanTM for the exterior; Ultralux, an innovative non-yellowing softener for unique fabric finishing; Astralplush® for the bulking of polypropylene and polyester fiber to impart a more luxurious hand; Astralprint® which greatly improves dye fastness on pigment printed fabrics; Tanaprint® used in high speed carpet printing machines; Tanacid® NA, an environmentally friendly replacement for acetic acid; Tanede Nova, an environmental friendly surfactant free detergent; Tanaterge® Rex, a mineral based post scouring agent for reactive dyes; and Plexene®, an environmental friendly biopolymer for Ca-dispersing.

        Research and development efforts for the polymer intermediates business are focused on both improving existing products to meet new market requirements and partnering with selected companies to develop new products for new and/or existing applications. In recent years, new resins for color toners were developed along with polyester for high molecular weight adhesives. Also, several new products used to make toners for desktop laser printers were developed and introduced into the toner polymer product line.

        The research effort in ion exchange products is dedicated toward improving existing products and processes as well as new product development. Development was concluded during 1998 in a process to effectively produce solvent free cation ion exchange resins which are currently in demand. The Company was the first company to receive National Sanitation Foundation (NSF) certification for these types of resins.

        Research efforts in the biochemical business focus on new products in the consumer, agricultural, industrial wastewater and institutional markets. In the consumer segment, the Company developed new and improved formulations for the improvement of on-site septic systems, drain maintenance, odor control and carpet care.

        Research and development expenditures for 1999, 1998 and 1997 were $5.5 million, $4.2 million and $3.7 million, respectively.

Competition

        As set forth more fully below, the Company has numerous competitors, a number of which have substantially greater financial and other resources than the Company. There can be no assurance that the Company will not encounter increased competition in the future.

Textile Chemical Specialties. The Company's major competitors in the U.S. are American Emulsions Company, Apollo Chemical Company, Calloway, Ciba Specialty Chemicals, Henkel Corp., Hight Point Chemical Company, Piedmont Chemical Industries Inc. and Virkler Chemical Company. In Europe, some of the major chemical and dye manufacturing companies, such as BASF, Bayer A.G., Ciba Specialty Chemicals, Clariant Ltd., Henkel and ICI are major competitors of the Company, as are some larger specialty chemical manufacturers such as Bohme, CHT, Lamberti, Rudolf and Rotta. Polymer Intermediates. The Company's major competitors in the U.S. are large, multi-national chemical companies and include CK-Witco, UCB Chemicals and DSM. Environmental Products and Services. The Dow Chemical Co., Purolite Corporation and Rohm and Haas Co. are the Company's major competitors in this segment. A few other companies, such as InterBio, Semco Corporation and a variety of smaller companies, grow and sell bacterial strains but management believes that the Company's products have achieved a higher degree of technological and regulatory acceptance than its direct competitors' products.

Environmental Matters

        The manufacture of the Company’s products, and in some cases their storage, transportation and disposal, involve a number of environmental considerations. These activities are subject to federal, state, local and foreign laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions, waste water discharge, toxic substances and occupational safety. The Company routinely incurs costs to comply with these laws and regulations and believes that it will continue to do so, although these costs are not expected to be material to the conduct of its business. Violations of any of these laws and regulations, uncontrolled releases of toxic or hazardous materials into the environment or third party or government actions relating to environmental matters could expose the Company to significant liability. The Company believes that it has all the necessary permits to operate its plants and that it is in substantial compliance with current regulatory requirements material to the conduct of its business.

        In connection with the acquisition of the Sybron Chemical Group from Sybron Corporation in 1987, (a) the Company agreed to assume all liabilities relating to environmental matters arising as a result of the conduct of the business of the Sybron Chemical Group, and (b) Sybron Corporation agreed to make available to the Company insurance coverage of Sybron Corporation that was in force during the time that the Sybron Chemical Group was part of Sybron Corporation. The Company has not reduced its environmental liabilities or recorded any assets related to potential insurance recoveries from any policies previously in force.

        The Company has identified certain soil and groundwater contamination at its Birmingham, New Jersey facility. The Company has conducted extensive sampling plans for both soil and groundwater and has proposed a remedial action work plan (the “Work Plan”) to the New Jersey Department of Environmental Protection (“DEP”) related to the cleanup of the Birmingham facility. The DEP has approved the soil-related portions of the Work Plan. The Company has completed essentially all of the soil-related cleanup. The ground water remedial activities at the Birmingham facility are continuing.

        The Company has identified certain soil and groundwater contamination at its facility in Wellford, South Carolina. The Company submitted a proposed sampling and testing program to the South Carolina Department of Health and Environmental Control (“DHEC”) for its review. The DHEC has approved the Company’s proposed action for the next phase of the investigation and remediation of potential groundwater contamination. The remedial activities related to this program are in progress at this time.

        In 1998, the Company completed various environmental studies which identified the extent of soil and groundwater contamination at its manufacturing facility in Ede, Holland and other adjacent facilities owned by third parties. Based on these studies, a plan of remediation was prepared by an environmental consulting firm and was approved by the authorities. The remedial activities associated with that plan are in progress and will continue for some time into the future.

        The Company’s Hicksville, New York site, which the Company acquired in the acquisition of Ruco NY in 1998, is listed on the Superfund National Priorities List (“NPL”) and on the State of New York’s inactive hazardous waste site list. Pursuant to an asset purchase agreement dated as of February 28, 1982 (the “1982 Agreement”), Occidental Chemical Corporation (“Occidental”), the owner and operator of the Hicksville, NY site prior to Ruco, has indemnified Ruco and its successors for damages that may arise directly or indirectly from historic contamination at or emanating from the site as defined in the 1982 Agreement (“Historic Contamination”).

        Occidental has assumed responsibility for addressing Historic Contamination at or emanating from the Hicksville site pursuant to the 1982 Agreement, and has been cooperating with the United States Environmental Protection Agency (“EPA”). Occidental has remediated certain PCB contaminated soils at the Hicksville site. In a record decision issued by EPA, remedial measures estimated to cost $13 million to fully implement, including treatment of onsite groundwater contamination and onsite soil flushing, were selected for the Hicksville site. Occidental proposed that groundwater contamination be addressed as part of a broader groundwater remediation effort involving other companies in the area. The EPA is considering Occidental’s proposal. At the request of the EPA, Occidental also has evaluated a treatment system for groundwater that has migrated from the Hicksville site. The present value estimated cost of the installation and operation of this system is $7.3 million. Implementation of both the onsite and offsite treatment systems may result in reduced costs due to efficiencies.

        In connection with the Ruco acquisition in 1998, the Company purchased $10 million in environmental insurance coverage to address certain contingencies arising from known and unknown contamination at the Hicksville site.

        Management believes, based on present information available to it, including the indemnification from Occidental, Occidental’s cooperation with the EPA, and the environmental insurance coverage purchased by the Company, that the Company does not face any material environmental liability with respect to the Hicksville site. However, there can be no assurance that the Company will not be subject to liability relating to remediation of the site or liability for losses suffered by adjacent property owners or other third parties.

        The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for noncompliance with environmental rules and regulations.

        Although there can be no assurance regarding the outcome of environmental proceedings, the Company believes that it has made adequate accruals to cover all cleanup and other related costs with respect to environmental problems of which it is aware. During 1999, the Company received an insurance recovery of prior years’ environmental expense which was reflected in income. The Company believes that the environmental matters described above, individually or in the aggregate, will not have a material adverse effect on the financial position, capital expenditures, cash flow, operating results or competitive position of the Company.

Patents and Trademarks

        The Company’s products are sold under a variety of trademarks and trade names. The Company owns all of the trademarks and trade names that the Company believes to be material to the operation of its business, including the BICHEM®, IONAC®, AURALUXTM, TANATEX®, JERSEY STATETM, BLUE-J®, Rucote®, Rucothane® and Ocean Wash® trademarks. The Company believes such trademarks have widespread commercial recognition in their respective industries. The Company also owns various patents and considers selected patents related to its textile chemicals and biochemicals to be of commercial significance. The Company does not believe any single patent is material to the operations of its business as a whole.

ITEM 2. Properties

Facilities

        The Company’s largest production facility in Birmingham, New Jersey, is located on 75 acres of a 500-acre site owned by the Company. This facility is located in a rural area approximately 23 miles from Philadelphia, Pennsylvania where the Company produces two major product lines: ion exchange resins and specialty polymers. This plant accounted for approximately 14%, 15% and 19% of 1999, 1998 and 1997 total sales, respectively. The Company presently has no plans to sell or to develop its undeveloped real estate in New Jersey.

        At December 31, 1999, the Company occupied seven other U.S. sites: (i) a 22 acre site owned in Wellford, South Carolina producing textile chemicals and organics, which accounted for approximately 19%, 21% and 24% of 1999, 1998 and 1997 total sales, respectively; (ii) a 16 acre site owned in Hicksville, New York, acquired in July 1998, producing polyester polyols, powder resins, polyurethane latexes, and polyurethanes, which accounted for approximately 16% of 1999 total sales; (iii) a 30 acre site owned in Columbus, Georgia, acquired in July 1998, which produces powder resins, which accounted for approximately 16% of 1999 total sales; (iv) a two-acre owned facility in Salem, Virginia producing biochemicals; (v) a five-acre owned facility in Salem, Virginia used for packaging and warehousing biochemicals; (vi) a two-acre leased facility in Dalton, Georgia used for warehousing textile chemicals; and (vii) a nine-acre site owned in Norwich, Connecticut producing textile chemicals.

        The Company also owns a six-acre production center in Ede, Holland producing textile chemicals. This plant accounted for approximately 20%, 25% and 30% of 1999, 1998 and 1997 total sales, respectively. The Company also leases a small production facility in Taiwan. In 1996 the Company completed construction of a new production facility in Ocoyoacac, Mexico on land owned by the Company. Except as noted below, the Company has ample manufacturing capacity for most of its product lines for its current level of business including anticipated growth for at least the next two years. The Company has entered into an agreement with Dow Chemical Co. (“Dow”) whereby Dow supplies the Company its requirements for anion exchange resins. The Company expects new capacity to be needed in the next few years for solid products in the Polymer Intermediates business.

        In addition to offices maintained at its production facilities, the Company leases sales office space in (i) Buenos Aires, Argentina, (ii) Vienna, Austria, (iii) Burlington, Canada, (iv) Hong Kong, China, (v) Shanghai, China, (vi) Bogota, Colombia, (vii) Oldham, England, (viii) Le-Peck, France, (ix) Lyon, France, (x) Marq-En-Baroeul, France, (xi) Krefeld, Germany, (xii) Rovello Porro (Como), Italy, (xiii) Yokohama, Japan, (xiv) Seoul, South Korea, (xv) Guimaraes, Portugal, (xvi) Moscow, Russia, (xvii) Barcelona, Spain, (xviii) Istanbul, Turkey and (xix) Elmwood Park, New Jersey. The Company’s office and warehouse space is currently adequate for its needs. The leases are for total periods of one to five years at commercial rates. Management believes that suitable equivalent facilities could be obtained in each of the cities in which the Company maintains offices.

ITEM 3. Legal Proceedings

        Periodically, the Company is advised that it may be named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a legal action in the United States regarding a site never occupied by the Company or its predecessors. This claim relates to the disposition of waste occurring prior to the Company’s acquisition of the Sybron Chemical Group. In connection with that acquisition, the Company agreed to assume all liabilities relating to environmental matters arising as a result of the prior conduct of the business of the Sybron Chemical Group. The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for noncompliance with environmental rules and regulations.

        The Hicksville site is listed on the NPL and on the State of New York’s inactive hazardous waste site list. Pursuant to the 1982 Agreement, Occidental, the owner and operator of the Hicksville site prior to Ruco, has indemnified Ruco and its successors for damages that may arise directly or indirectly from Historic Contamination at the Hicksville site and has been cooperating with the EPA.

        There are also pending against the Company several claims and lawsuits arising in the normal course of business. Such claims and lawsuits include a trademark dispute and allegations of patent infringement, injuries from the inhalation of hazardous chemicals and breach of contract. The Company believes it has adequate insurance to cover any such claims subject to a self-insurance retention of $1 million.

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

        Since its inception the Company has not paid any dividends on its Common Stock (the “Common Stock”). Under the terms of the Credit Facility, as hereinafter defined, the Company is required to comply with certain debt covenants which require certain levels of cash flow and equity to be maintained. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report and Note 9 to the Consolidated Financial Statements also contained herein. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, cash flow and the covenants contained in the Credit Facility. The Company has no present intention to pay cash dividends on its Common Stock.

        Based upon record ownership as of March 15, 2000, the approximate number of record holders of the Common Stock is 550. A significant number of shares of the Common Stock are held in street name by various institutions for the benefit of their clients.

        The Common Stock began trading on The American Stock Exchange (“AMEX”) under the symbol “SYC” on October 10, 1996. Prior to October 10, 1996, the Common Stock traded on The Nasdaq National Market under the symbol “SYCM”. The following table sets forth the high and low sale prices of the Common Stock as reported by AMEX for each of the quarters indicated.

                              1999                         High          Low

     First Quarter......................................   $14 13/16     $12
     Second Quarter.....................................    20 1/2        13
     Third Quarter......................................    17 3/4        15 1/4
     Fourth Quarter.....................................    15 1/4        11

                              1998                         High          Low

     First Quarter......................................   $37           $33 1/8
     Second Quarter.....................................    35 1/4        29 3/4
     Third Quarter......................................    32            15
     Fourth Quarter.....................................    21            11 1/4

ITEM 6. Selected Financial Data

        The following selected financial data has been derived from the Company’s annual financial statements and should be read in conjunction with the consolidated balance sheet at December 31, 1999 and 1998 and the related consolidated statements of income and of cash flows for the three years ended December 31, 1999 and notes thereto. See Item 8, Financial Statements and Supplementary Data, contained in this Annual Report.

                                                                           Year Ended December 31,
                                                                           -----------------------

                                                           1999        1998         1997        1996         1995
                                                           ----        ----         ----        ----         ----

                                                           (In thousands, except share and per share amounts)

Statement of Operations:
  Net sales                                              $269,123    $222,822    $188,814     $174,346    $167,807

  Operating income (1)                                     17,783      21,337      21,851       16,306      13,481

 Income before extraordinary item                           2,991                  10,640        8,514       6,329
                                                                        8,738

  Extraordinary item (2)                                       --       (313)          --           --          --

  Net income                                                2,991       8,425      10,640        8,514       6,329

  Income per share before extraordinary item
      Basic                                                 $ .52      $ 1.53      $ 1.88       $ 1.51   $ 1.12
      Diluted                                                 .52        1.49        1.84         1.50        1.12

  Extraordinary item (2)
      Basic                                                    --     $ (.06)          --           --    --
      Diluted                                                  --       (.05)          --           --          --

  Net income per share
    Basic                                                   $ .52      $ 1.47      $ 1.88       $ 1.51   $ 1.12
    Diluted                                                   .52        1.44        1.84         1.50        1.12

  Weighted average shares outstanding
    Basic                                               5,728,136   5,698,815   5,666,683    5,650,560  5,650,560
    Diluted                                             5,759,429   5,849,946   5,793,770    5,669,893   5,650,560

                                                                              December 31,
                                                                              ------------

                                                         1999         1998        1997         1996        1995
                                                         ----         ----        ----         ----        ----

                                                                             (In thousands)

Balance Sheet Data:

  Cash and cash equivalents                              $ 14,697    $ 14,966     $ 26,592    $ 14,909      $11,284

  Working capital                                          58,658      51,954       43,431      38,667       38,495

  Total assets                                            257,131     270,284      150,233     117,064      111,329

  Long-term debt                                          128,531     136,008       27,390      17,787       22,532

__________

(1) Includes a non-recurring pre-tax charge of $10,954 in the fourth quarter of 1999 to reflect the Company’s assessment that certain intangible assets related to the garment processing chemicals business have been permanently impaired as a result of long-term changes in the industry. The after-tax charge amounted to $6,688 or $1.16 per share.

(2) The extraordinary item represents the loss, net of taxes and other expenses, on the extinguishment of certain long-term debt prior to scheduled maturity.

ITEM 7. Management’s Discussion and Analysis of FinancialCondition
and Results of Operations

The following table sets forth certain information about the Company’s three business segments.

                                                                       Year  Ended  December 31,
                                                                       ----  -----  ------------
                                                1999                1998                 1997
                                                ----                ----                 ----

                                           %of               %of                  % of
                                         Amount     Sales    Amount      Sales    Amount      Sales
                                         ------     -----    ------      -----    ------      -----

                                                           (dollar amounts in thousands)

Sales:
 Textile Chemical Specialties          $132,118     49.1%   $139,581     62.7%   $133,452      70.7%

 Polymer Intermediates                   86,567      32.2     34,162      15.3         --

 Environmental Products and Services     50,438      18.7     49,079    22.0       55,362     29.3

   Total                               $269,123    100.0%   $222,822    100.0%   $188,814     100.0%

Cost of
Sales:                                  $76,574     58.0%    $83,149     59.6%    $77,556      58.1%
 Textile Chemical Specialties

 Polymer Intermediates                   68,012      78.6     28,352      83.0         --

 Environmental Products and              32,939      65.3     32,397      66.0     37,624       68.0
Services

   Total                               $177,525     66.0%   $143,898     64.6%   $115,180      61.0%

Gross Margin:
 Textile Chemical Specialties           $55,544     42.0%    $56,432     40.4%    $55,896      41.9%

 Polymer Intermediates                   18,555      21.4      5,810      17.0         --

 Environmental Products and Services     17,499      34.7     16,682      34.0     17,738       32.0

                                        $91,598     34.0%    $78,924     35.4%    $73,634      39.0%
Total

Operating Expense:
 Textile Chemical Specialties  *        $54,982     41.6%    $43,359     31.1%    $39,199      29.4%

  Polymer Intermediates                   7,140       8.2      2,293       6.7         --

 Environmental Products and Services     11,693      23.2     11,935      24.3     12,584       22.7

   Total                                $73,815     27.4%    $57,587     25.8%    $51,783      27.4%

Operating
Income:                                   $ 562      0.4%    $13,073      9.3%    $16,697      12.5%
 Textile Chemical Specialties  *

 Polymer Intermediates                   11,415      13.2      3,517      10.3         --

 Environmental Products and Services      5,806      11.5      4,747       9.7      5,154        9.3

   Total                                $17,783      6.6%    $21,337      9.6%    $21,851      11.6%

*Includes a non-recurring pre-tax charge of $10,954 in the fourth quarter of 1999 to reflect the Company’s assessment that certain intangible assets related to the garment processing chemicals business have been permanently impaired as a result of long-term changes in the industry.

Overview

        Sales in 1999 increased by $46.3 million from 1998, principally as a result of the inclusion of Ruco for the full year. Ruco Polymer Corporation and Ruco Polymer Company of Georgia LLC (“Ruco”), were acquired on July 31, 1998. Partially offsetting this increase was a reduction in North American sales of textile and garment processing products. Operating income, before a non-recurring write-down of $11.0 million, was $28.7 million, an increase of $7.4 million or 34.7% over 1998. The increase in operating profit is primarily the result of the inclusion for the full year of Ruco. The $11.0 million impairment charge reflects the Company’s assessment that certain intangible assets related to the garment processing chemicals business have been permanently impaired as a result of long-term changes in the industry. After the non-recurring write-down, operating profit decreased 16.7% to $17.8 million. The Company’s earnings per share, before the non-recurring write-down was $1.68 compared to $1.49, before the extraordinary item of $.05 per share in 1998, an increase of 12.8%. After the non-recurring write-down of assets in 1999, earnings per share decreased to $.52 per fully diluted share.

Operations

1999 Compared to 1998

        The Textile Chemical Specialties segment sales of $132.1 million for 1999 decreased by 5.3% from 1998. This decrease resulted primarily from the continued softness in the North American textile and garment markets and from a 6.2% reduction in the Dutch Guilder exchange rate compared to the U.S. dollar. Garment product sales in North America declined by $6.0 million or 33.4% primarily as a result of the rapid movement to low cost Latin American and Asian garment manufacturers, intense price competition and the impact of style changes from light colored denim to dark colors, which requires less of the Company’s enzyme products. Partially offsetting these declines were increased textile and garment chemical sales in Latin America and Asia. The Company has increased its focus on these expanding markets. Sales in Latin America increased by $1.0 million or 12.5%. Sales in Asia increased $1.8 million or 46.1% from 1998. U.S. based organic chemicals sales increased $3.5 million or 52.1% from 1998 due mainly to significant increases in toll manufacturing business.

        The Polymer Intermediates segment sales of $86.6 million were $52.4 million higher than 1998. The increase reflects the seven extra months of Ruco sales, toner polymer volumes, which were not included in 1998, and annualized volume growth of 3.5% in 1999.

        The Environmental Product and Services segment sales of $50.4 million were 2.8% higher than 1998. The increased sales reflect the acquisition of the Green Releaf product line for golf course turf treatment in the Biochemical business, increased aziridine and ion exchange product sales, offset by the elimination of toner polymer sales which were included in this segment in 1998. Ion exchange physical volumes increased by 11.4% reflecting somewhat improved industrial ion exchange market conditions in the U.S. and Far East.

        The overall gross margin for 1999 was 34.0% versus 35.4% for 1998. The reduction was related to the increased sales in the Polymer Intermediates segment, which has a lower gross margin, with lower operating expenses, than the other segments. The gross margin in each of the three segments increased from 1998.

        Gross margin for the Textile Chemical Specialties segment of 42.0% increased 1.6 percentage points from 40.4% in 1998. Margins in Europe were relatively smooth from the prior year. Decreased selling prices and unfavorable product mix were offset by favorable raw material prices. In North America, gross margin was also flat mainly as a result of reduced raw material costs, an increase in the sales and margin of organic chemicals, lower sales of garment processing chemicals, which have a lower margin, which were offset by slightly lower selling prices. Gross margin in Latin America increased by 7.5 percentage points mainly as a result of higher textile chemical product margins in Mexico. Margins in Asia were constant. Gross margin for organics products increased 8.0 percentage points on increased volumes of toll processing business.

        Gross margin for the Polymer Intermediate segment of 21.4% increased 4.4 percentage points from 17.0% in 1998. The increase in margin is the result of reduced raw material costs, plant efficiencies and the addition of the higher margin toner polymer business, all of which offset sharp reductions in selling prices in this segment.

        Gross margin for the Environmental Products and Services segment of 34.7% increased .7 percentage points from 1998. The increase is attributed to the inclusion in 1999 of the Green Releaf product line which has a higher gross margin than the other products in this segment. Gross margin from ion exchange product sales decreased by 1.0 percentage point as declining sales prices more than offset raw material savings. The gross margin percentage for specialty products declined with the inclusion of new aziridine product sales. These products are purchased in finished form and resold.

        Operating expenses, excluding the non-recurring write-down of the garment assets, as a percent of sales decreased 2.4 percentage points in 1999. Operating expenses in 1999 of $73.8 million were impacted by the $11.0 million write-down of the garment processing intangible assets and by the receipt of an environmental insurance settlement of $2.1 million. Excluding these one-time items, operating expense of $64.9 million was 24.1% of sales, a decrease of 1.7 percentage points from 1998. The decrease is primarily attributable to the inclusion for the full year of lower operating expenses of Ruco. Operating expenses in the Textile Chemical Specialties segment, excluding the write-down of the garment assets were 33.3% of sales versus 31.1% in 1998. The increase is primarily related to increased selling and administrative costs in Latin America and Asia, as those operations have expanded consistent with the Company’s regional growth plans. Partially offsetting this increase is reduced selling costs in North America in recognition of this shrinking market. The Company is continuing to refocus its resources in recognition of the changing worldwide textile and garment markets. After adjusting for the one-time insurance settlement, operating expenses in the Environmental Products and Services segment were 1.9 percentage points higher than in 1998. Additional selling expenses related to Green Releaf direct sales force were responsible for the increase.

        Other expense was $12.3 million for 1999 versus $6.5 million in 1998. The increase was primarily related to the increase in interest expense of $5.1 million associated with the acquisitions of Ruco and Ocean Wash in 1998. Additionally, there was a favorable foreign currency adjustment in 1998 not repeated in 1999 as the Korean Won strengthened against the U.S. dollar.

        The Company’s provision for income taxes was computed using applicable prevailing income tax rates. The Company’s effective tax rate of 45.2% was 4.2% above 1998‘s effective rate principally as a result of the tax treatment of the garment product write-down.

1998 Compared to 1997

        The Textile Chemical Specialties segment sales for 1998 increased 4.6% over 1997. This increase resulted primarily from the Ocean Wash and Ivax acquisitions, which more than offset the continued soft conditions in the North American textile market where the Company had reduced sales of $5.2 million, and the unfavorable impact of a style change in the garment sector, from light colored denim to dark colors, which requires less of the Company’s enzyme products that create the stone-washed effect. Europe’s textile chemical sales for the year improved 1.5% in U.S. dollars, mostly due to increased sales in distributor countries. The Europe physical volume improvement of 2.3% was offset by the 1.6% negative effect of the continued stronger U.S. dollar versus the Dutch guilder for 1998. U.S. based organic chemicals sales volume decreased by approximately 4% due to expiring toll manufacturing contracts which were not renewed or replaced.

        The newly formed Polymer Intermediates segment had sales of $34.1 million for the five months it was part of the Company, which was approximately 10% above Ruco’s results for the comparable pre-acquisition period in 1997. That increase was mainly a result of physical volume growth as prices declined by slightly more than 2%.

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

        Gross margin for the Polymer Intermediate segment, at 17.0%, is much lower than margins for the Company’s other segments, and was comparable to Ruco’s pre-acquisition performance. The lower gross profit margin is more than offset by lower operating expenses, producing very favorable operating income as discussed below.

        The gross margin in the Environmental Products and Services segment for 1998 increased to 34.0% versus 32.0% for 1997. Overall, the period was positively impacted by the results of several strategic action plans which were set in motion in 1997, including (i) the entry into a ten-year supply agreement pursuant to which Dow Chemical Company (“Dow”) will provide the Company with substantially all of the Company’s anion exchange resin requirements; (ii) the switch from purchasing a major raw material in the polymer product line to manufacturing in-house; and (iii) the aforementioned divestiture of the reverse osmosis membrane business which carried substantially lower margins. In addition, in 1998, the biochemical product line showed improved margins due to increased volume and a favorable product/customer mix in France.

        Operating expenses as a percent of sales decreased 1.6 percentage points to 25.8% in 1998, due to the lower operating cost of the Polymer Intermediates business offsetting increased operating costs (as a percentage of sales) over 1997 in the Company’s other segments. While sales volumes increased overall in the Textile Chemical Specialties segment, operating expenses grew at a higher rate and, as a percentage of sales, increased primarily due to the added costs for the Ocean Wash and Ivax acquisitions, higher legal expenses in the U.S. and increased administration and computer related costs in Europe. The lower sales volume caused the Environmental Products and Services segment expenses as a percent of sales to increase over the same period in 1997 despite a reduction of actual expenses.

        The Company’s provision for income taxes was computed using applicable prevailing income tax rates. The Company’s effective tax rate of 41.0% for 1998 was essentially equivalent to 1997‘s rate of 41.1%.

Other expense was $6.5 million for 1998 versus $3.8 million in 1997. The increase was primarily due to the increase in interest expense of $ 4.1 million associated with the acquisition of Ruco and the refinancing of the Company’s debt. This was offset by a favorable currency adjustment difference between the two years of $1.1 million. This currency impact primarily resulted from the Korean won strengthening against the U.S. dollar, reversing part of the loss experienced in 1997. Also in 1997 the Company recorded expenses of $1.3 million related to the terminated merger transaction.

Environmental Matters

        The manufacture of the Company’s products, and in some cases their storage, transportation and disposal, involve a number of environmental considerations. See Item 1 - Environmental Matters and Note 14 - Commitments and Contingencies, to the Company’s Consolidated Financial Statements contained in this Annual Report.

        During 1999, 1998 and 1997 the Company spent approximately $523,000, $66,000 and $122,000, respectively, to identify and remediate certain soil contamination at its facility in Ede, Holland which existed at the time the Company acquired this facility from Sybron

Corporation. Approximately $523,000, $60,000 and $75,000 of the costs incurred in 1999, 1998 and 1997, respectively, were charged against amounts previously reserved.

        The cost of remediating contamination at the Company’s existing facilities is not expected to have a material adverse effect on the Company’s annual operating results, cash flow or financial condition. At December 31, 1999, the Company had reserves of approximately $1,455,000 to offset future environmental assessment and remediation costs.

Liquidity and Capital Resources

        Cash and cash equivalents of $14.7 million as of December 31, 1999 were $.3 million below the December 31, 1998 balance of $15.0 million. Cash generated from operations in 1999 was utilized to pay down long-term debt that is associated with the 1998 acquisitions of Ocean Wash and Ruco.

        Operating activities generated net cash of $19.0 million in 1999 versus $4.8 million in 1998. The increase in cash generation resulted from increased net income, excluding the non-cash write-down of $11.0 million, the increase in non-cash amortization expense related to the 1998 acquisitions and to working capital changes. Accounts receivable balances increased by $6.7 million in 1999 reflecting the overall higher sales in the last quarter of 1999 and the relatively higher sales from Asia and Latin America which have longer payment terms. Accounts payable and accrued liabilities were relatively flat in 1999 versus the substantial reduction in payables in 1998 from the repayment of a foreign tax refund paid in error, pension funding, and payments of terminated merger agreement costs.

        Net cash generated by operating activities in 1998 totaled $4.8 million versus $25.6 million in 1997. This was primarily the result of a substantial reduction in accounts payable and accrued expenses resulting from the return to the taxing authorities of an erroneous tax refund in the Netherlands, executive bonus payouts for 1997, annual pension funding and payments for the previously discussed terminated merger agreement. In addition, unusually high inventory and capital equipment purchases during the latter part of 1997 were paid for in 1998.

        Net cash used by investing activities totaled $7.2 million in 1999 as compared with $128.5 million for 1998, mainly reflects the acquisitions of Ruco and Ocean Wash in 1998. The 1999 capital expenditures were primarily for replacing and maintaining existing Company assets. The 1998 capital expenditures included the purchase of land adjacent to the Ede, Holland manufacturing site.

        Net cash used by investing activities totaled $128.5 million for 1998 as compared with $22.3 million for the comparable 1997 period. The year-to-year increase was primarily the result of the Ruco and Ocean Wash acquisitions, coupled with the purchase of the property adjacent to the manufacturing site in Ede, Holland.

        Financing activities used $11.0 million in net cash during 1999 versus providing $111.6 million in 1998. The change was primarily due to the credit facility the Company entered into in connection with the acquisition of Ruco on July 31, 1998 and repayment of $9.3 million in maturities of that facility in 1999. The credit facility entered into in 1998 consists of a $40 million Revolving Credit Facility and a $145 million six-year term loan facility. As of December 31, 1999, the revolving credit facility was undrawn and the balance on the original $145 million term loan is $134.1 million. The current portion of this loan as of December 31, 1999 is $7.2 million.

        Borrowings under the Credit Facility bear interest at a rate per annum equal to LIBOR plus a leveraged margin of 2.25%. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s present and future domestic subsidiaries. The Credit Facility and the guarantees thereof are secured by substantially all the assets of the Company and the Loan Guarantors and a pledge of all the capital stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of the Company’s foreign subsidiaries.

        In March 2000 the company amended (as more fully described in footnote 9) the credit facility to reduce current maturates in the next six years. The interest rate, restrictive covenants and certain other provisions were also amended.

        During 2000, the Company believes its capital expenditures will be approximately $10 million. Approximately 41% of these expenditures will be for replacing and maintaining existing Company facilities and 59% will be for business expansion opportunities. Management believes cash flow from operations and available credit will be sufficient to finance operations, planned capital expenditures and debt service requirements for the foreseeable future.

Foreign Exchange

        The Company has subsidiaries in Europe, Asia, Africa and the Americas and, for all subsidiaries, except the Company’s Mexican and Colombian subsidiaries, the Company has determined the functional currencies are the subsidiaries’ local currencies. The Company’s Mexican and Colombian subsidiaries’ functional currency is considered to be the U.S. dollar because both countries have experienced high inflation and conduct a significant portion of their business in the U. S. dollar. The Company has a large manufacturing facility in Ede, Holland where chemicals are manufactured and sold either directly to customers or to various subsidiaries, which are principally in Europe. Overall, the Company recognized a negligible exchange gain in 1999, an exchange gain of $0.3 million in 1998, and an exchange loss of $0.8 million in 1997.

Inflation and Trends

        United States - Average selling prices in the U.S. decreased by approximately 2% during 1999. Raw material costs, for several of the company’s significant products, also declined during the year as the impacts of an aggressive internal program started in late 1998 were realized and lower crude oil prices, along with excess supply earlier in the year, resulted in an average reduction in petrochemical prices, which is now reversing.

        Europe - Average selling prices in the Europe division’s textile chemical product line decreased by 6% during 1999. The majority of this decline is the result of the stronger dollar in relationship to the Dutch guilder. In the Textile Chemical Specialties segment, the Company is focusing on increasing market penetration in developing markets in Latin America, Asia, Eastern Europe and Northern Africa. In North America, as the textile and garment processing markets continue to decline, the Company is actively reducing fixed costs consistent with the market declines and selectively pursuing partnering arrangements. The Company plans to continue new product development including more environmentally friendly alternatives to existing products.

        The Polymer Intermediates segment is expected to continue to experience rapid growth in the solid and liquid polymers applications, further penetration into the toner and laser printer markets, and continuing expansion of it’s product offerings to existing and new customers. The Company also plans to explore opportunities to enter international markets.

        Growth opportunities in the Environmental Products and Services segment include: opportunities for aziridine based products; expansion of the biochemical waste treatment and consumer/institutional business in the U.S. and Europe; and expansion of Green Releaf golf turf treatment products.

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

ITEM 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None

PART III ITEM 10. Directors and Executive Officers of the Registrant

        The executive officers and directors of the Company, their ages and their positions are set forth below:

Name                                     Age   Position

Richard M. Klein.......................  62    President, Chief Executive
                                               Officer and Director
Stephen R. Adler.......................  50    Vice President, Human Resources
Doug Brown.............................  46    President, Ruco Polymer
                                               Intermediates
Peter de Bruijn........................  51    Executive Vice President, Textile
                                               Chemicals and Managing Director,
                                               Europe
Steven F. Ladin........................  53    Vice President, Finance
                                               and Chief Financial Officer
Robert M. Parlman......................  50    President, Textile Chemicals
John H. Schroeder......................  49    Executive Vice President
                                               Environmental Products and
                                               Services and Director
Kirk P. Pond...........................  55    Director
Fred P. Rullo, Jr......................  59    Director
Paul C. Schorr, IV.....................  32    Director

        Dr. Klein has been a director of the Company and its President and Chief Executive Officer since its inception in 1987. Since 1969 and until July 1987, Dr. Klein served in various managerial positions with the Sybron Chemical Group, becoming its senior executive officer in 1978. He holds a Ph.D. in Chemistry from the University of Illinois. Dr. Klein currently serves as Chairman of the Board of Governors of the Synthetic Organic Chemicals Manufacturers Association (SOCMA), and is a director of Mannington Mills, Inc. He currently serves through appointment by Governor Christine Todd Whitman on the Board of the Commerce and Economic Growth Commission of New Jersey and as a member of the Prosperity New Jersey Commission and the New Jersey Economic Development Site Task Force. His term as director will expire in 2001.

        Mr. Adler has been the Vice President, Human Resources for the Company and the Sybron Chemical Group since 1984.

        Mr. Brown joined the Company in December 1999 as President, Ruco Polymer Intermediates. Prior to joining the Company, he was Vice President for the Structural Composites and Electronic Materials Business segment in Ciba Specialty Chemical's Polymer Division. Mr. Brown was employed with Ciba Specialty Chemicals from 1987 to December 1999. Prior to employment with Ciba Specialty Chemicals, Mr. Brown held positions with Montedison USA, C.H. Kline and Co. and the International Nickel Corp.

        Mr. de Bruijn has served in various managerial positions within the Company and the Sybron Chemical Group since January 1972. In January 1995, he was promoted to Managing Director Europe Division with managerial responsibility for the Company’s textile chemical business in Europe and in 1998 he was appointed Executive Vice President, Textile Chemicals.

        Mr. Ladin joined the Company in August 1998 as Vice President, Finance and Chief Financial Officer. He also holds the positions of Treasurer and Corporate Secretary. Prior to joining the Company, he was Controller of The DuPont Merck Pharmaceutical Company, which he joined on it's creation in 1991 after 14 years with E.I. DuPont Company, Inc., a leading international chemical company.

        Mr. Parlman joined the Company in December 1998 as President, Textile Chemicals. Prior to joining the Company, he served as Vice President, General Manager for a Zeeland Chemicals Inc. subsidiary, and Vice President-Business Development of Cambrex Corporation. Prior to that, he was Vice President, Tretolite Division, Petrolite Corporation, with international responsibility for their oil field specialty chemicals business.

        Mr. Schroeder has served in various managerial positions within the Company since 1983 and has been a director of the Company since 1992. He was promoted to Executive Vice President Environmental Products and Services in March 1996 with responsibility for all business activities for the Company’s Environmental Products and Services segment. His term as director will expire in 2002.

        Mr. Pond has been a director of the Company since May 1998 and has been Chairman, President and CEO of Fairchild Semiconductor Corporation of Portland, Maine and a member of the office of the President of National since 1994. He also served in various management positions for the combined National and Fairchild Logic businesses since 1984. Mr. Pond currently serves as Chairman of Fairchild’s Board of Directors. He is a nominee for director at the 2000 Annual Meeting of Shareholders.

        Mr. Rullo has been a director of the Company since February 1999. He is currently Vice Chairman of Naxcor Biotech. He also was Chairman, President and CEO of Freedom Chemical Company. Prior to that he was President of ABB Combustion Systems and Services, Executive Vice President and Director of Lyondell Petrochemical Company, Senior Vice President of Arco Chemical Company and was a director of Rexene Corporation. Mr. Rullo is currently Chairman and CEO of Penn Specialty Chemicals, Inc. and is currently director of Pro Mach, Inc., Naxcor, Pecora Corporation and Carolina Best Friend Pet Care, LLC. He is a nominee for director at the 2000 Annual Meeting of Shareholders.

        Mr. Schorr has been a director of the Company since February 1997 and has been a Vice President of Citicorp Venture Capital Ltd. since 1996. Prior to joining Citicorp in 1996, Mr. Schorr was a consultant with McKinsey and Company, Inc. Mr. Schorr currently serves as a director of KEMET Corporation and Fairchild Semiconductor. His term as director will expire in 2001.

ITEM 11. Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to:

the information in the 2000 Proxy Statement in the section sub-captioned "Board of Directors and Committees - Compensation of Directors;"

        the information in the 2000 Proxy Statement immediately following the caption “Executive Compensation” to but not including the sub-caption “Executive Compensation – Report of the Audit and Compensation Committee on Executive Compensation;” and

        the information in the 2000 Proxy Statement in the section sub-captioned “Executive Compensation – Employment Agreements, Termination of Employment Agreements and Change-in-Control Arrangements.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        >The information required by this Item 12 is incorporated herein by reference to:

the information in the 2000 Proxy Statement in the section captioned

“Principal Stockholders;” and

the information in the 2000 Proxy Statement in the section captioned "Management Ownership."

ITEM 13. Certain Relationships and Related Transactions

None

                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

(a)    (1)      Financial Statements
                                                                            Page
                Report of Independent Accountants......................     F-2

                Consolidated Balance Sheets as of December 31, 1999
                  and 1998..............................................    F-3

                Consolidated Statements of Income for the years
                  ended December 31, 1999, 1998 and 1997................    F-4

                Consolidated Statement of Stockholders' Equity for the
                  years ended December 31, 1999, 1998 and 1997..........    F-5

                Consolidated Statement of Cash Flows for the years
                  ended December 31, 1999, 1998 and 1997................    F-6

                Notes to Consolidated Financial Statements..............    F-7

       (2)      Financial Statement Schedules

                The  following  financial  statement  schedule for the
                years ended December 31, 1999,  1998 and 1997 is filed
                as part of this report and should be read in conjunction
                with the consolidated financial statements.
                                                                        Page

                Schedule VIII - Valuation and Qualifying Accounts
                  and Reserves........................................   S-1

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
                4             Rights Agreement, dated as of August 7, 1998, by
                              and between Sybron Chemicals Inc. and the Rights
                              Agent, with exhibits (incorporated herein by
                              reference to Exhibit 1 to the Registration
                              Statement on Form 8-A, filed on August 14, 1998
                              with the Securities and Exchange Commission). (7)
                10            Non-Competition Agreement, effective as of July
                              31, 1998, by and among Sybron Chemicals Inc., Ruco
                              NY, Ruco GA and Anthony Forgione (substantially
                              similar agreements with Messrs. Mitola, Camilleri
                              and Ruffing not included). (6)
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
                              of New York and Mellon Bank, N.A. (6)
                10.4*         Savings and Thrift Plan, as amended (1)
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
                             Bank, N.A. re:Ruco NY's trademarks and licenses.(6)
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
                10.20*       Employment Agreement, dated November 4, 1998, with
                             Robert M. Parlman.(8)
                10.21*       Employment Agreement, dated October 4, 1999, with
                             Douglas S. Brown.(8)
                10.22*       Employment Agreement, dated July 15, 1998, with
                             Steven F. Ladin.(8)
                10.23*       Supplement to Employment Agreement, dated February
                             13, 1998, with Stephen R. Adler.(8)
                21           Subsidiaries of the Registrant (8)
                23           Consent of PricewaterhouseCoopers LLP dated March
                             30, 2000 (8)
                24           Powers of attorney of directors of the
                             Registrant.(8)
                27           Financial Data Schedule (8)
____________________ (1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-46091) and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant’s 1992 Form 10-K and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Registrant’s 1994 Form 10-K and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Registrant’s 1996 Form 10-K and incorporated herein by reference.

(5) Previously filed as an Exhibit to Registrant’s Form 8-K filed October 13, 1997 and incorporated herein by reference.

(6) Previously filed as an Exhibit to the Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(7) Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A, filed on August 14, 1998.

(8) Filed electronically herewith.

* Denotes management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

None

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

SYBRON CHEMICALS INC. By /s/ RICHARD M. KLEIN RICHARD M. KLEIN Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                                             Title

 /s/  RICHARD M. KLEIN              Chairman of the Board,  President,
      RICHARD M. KLEIN              and Chief Executive Officer

 /s/  STEVEN F. LADIN               Vice President, Finance, Chief
      STEVEN F. LADIN               Financial Officer, Secretary and Treasurer

 /s/         *                      Director
      KIRK P. POND

 /s/         *                      Director
      PAUL C. SCHORR, IV

 /s/         *                      Director
      JOHN H. SCHROEDER

 /s/         *                      Director
      FRED P. RULLO, JR.

* By: /s/ RICHARD M. KLEIN
   RICHARD M. KLEIN, Attorney-in-fact
Index to Consolidated Financial Statements Sybron Chemicals Inc.
                                                                   Page

Report of Independent Accountants..........................         F-2

Consolidated Balance Sheets as of December 31, 1999
  and 1998..................................................        F-3

Consolidated Statements of Income for the years
  ended December 31, 1999, 1998 and 1997....................        F-4

Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............        F-5

Consolidated Statement of Cash Flows for the years
  ended December 31, 1999, 1998 and 1997....................        F-6

Notes to Consolidated Financial Statements..................        F-7
F-1

Report of Independent Accountants

To the Board of Directors and
Stockholders of Sybron
Chemicals Inc.

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Sybron Chemicals Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania 19103 March 30, 2000 F-2 SYBRON CHEMICALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands except share and per share data)

ASSETS

                                                                December 31,
                                                             1999         1998
Current assets:
  Cash and cash equivalents ..........................   $  14,697    $  14,966
  Accounts receivable, net ...........................      50,316       46,089
  Inventories, net ...................................      37,205       36,466
  Prepaid and other current assets ...................       3,962        3,515
  Prepaid income taxes ...............................         182        1,938
  Deferred income taxes ..............................         922          237
                                                               ---          ---
    Total current assets .............................     107,284      103,211

Property, plant and equipment, net ...................      74,459       80,175
Intangible assets, net ...............................      68,454       81,967
Deferred income taxes ................................         915           12
Other assets .........................................       6,019        4,919
                                                             -----        -----
                                                         $ 257,131    $ 270,284
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ......................................                $   2,093
  Current portion of long-term debt ..................   $   8,501        9,285
  Accounts payable ...................................      24,489       23,642
  Accrued liabilities ................................      14,835       15,190
  Income taxes payable ...............................         131          598
  Deferred income taxes ..............................         670          449
                                                               ---          ---
    Total current liabilities ........................      48,626       51,257

Long-term debt .......................................     127,706      136,008
Deferred income taxes ................................       1,429        3,904
Post-retirement benefits .............................       3,584        3,739
Other liabilities ....................................       3,203        2,728
                                                             -----        -----
    Total liabilities ................................     184,548      197,636
                                                           -------      -------

Commitments and contingencies (See Note 13)

Stockholders' equity:
  Preferred stock, $.01 par value, 500,000
    shares authorized; none issued
  Common stock - $.01 par value, 20,000,000
    shares authorized; issued 5,941,165
    and 5,938,050 shares .............................          59           59
  Additional paid-in capital .........................      24,214       24,151
  Retained earnings ..................................      63,405       60,414
  Accumulated other comprehensive losses .............     (10,943)      (7,610)
  Less treasury stock, at cost - 207,611
  and 218,299 shares .................................      (4,152)      (4,366)
      -------                                               ------       ------
    Total stockholders' equity .......................      72,583       72,648
                                                            ------       ------
                                                         $ 257,131    $ 270,284
                                                         =========    =========

The accompanying notes are an integral part of the financial statements.

F-3 SYBRON CHEMICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands except per share data)
                                                     Year ended December 31,
                                                     -----------------------
                                                 1999       1998        1997
                                                 ----       ----        ----

Net sales                                     $269,123    $222,822    $188,814

Cost of sales                                  177,525     143,898     115,180
Selling                                         39,894      38,050      35,148
General and administrative                      13,464      12,534      11,340
Research and development                         5,509       4,209       3,710
Amortization of intangible assets                3,994       2,794       1,585
Goodwill impairment charge                      10,954
                                               251,340     201,485     166,963

Operating income                                17,783      21,337      21,851

Other income (expense):
  Interest income                                  588         387         497
  Interest expense                             (11,177)     (6,058)     (1,968)
  Terminated merger costs                                     (161)     (1,270)
  Other, net                                    (1,737)       (694)     (1,048)
                                               (12,326)     (6,526)     (3,789)
Income before income taxes and
  extraordinary item                             5,457      14,811      18,062
Provision for income taxes                       2,466       6,073       7,422

Income before extraordinary item                 2,991       8,738      10,640
Extraordinary item - net of income taxes                      (313)
Net income                                   $   2,991    $  8,425    $ 10,640

Income per share before extraordinary item:
  Basic                                      $    .52     $   1.53    $   1.88
  Diluted                                         .52         1.49        1.84

Loss per share extraordinary item:
  Basic                                                       (.06)
  Diluted                                                     (.05)
Net income per share:
  Basic                                       $   .52     $   1.47    $   1.88
  Diluted                                     $   .52     $   1.44    $   1.84

The accompanying notes are an integral part of the financial statements.

F-4 SYBRON CHEMICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 1997, 1998 and 1999 (amounts in thousands)
                                                                          Accumulated
                                                               Additional  other com-                                   Total
                                           Common   stock       paid-in   prehensive  Retained       Treasury Stock    Stockholders'
                                         Shares     Amount      Capital     losses    earnings      Shares     Amount   Equity
                                         ------     ------      -------     ------    --------      ------     ------   ------

Balances at December 31, 1996 ......      5,905    $     59    $ 23,530   $ (3,761)   $ 41,349        254    $ (5,089)   $ 56,088

Net income .........................     10,640      10,640

Translation adjustment .............     (4,850)     (4,850)

Minimum pension liability adjustment         67          67

Exercise of stock options ..........          3          47          47

Shares issued under Savings and
Incentive Plans ....................      _____        ____     ______      ______        (20)        416         419
                                                                                                                                3

Balances at December 31, 1997 ......      5,908          59      23,580     (8,544)     51,989        234      (4,673)     62,411

Net income .........................      8,425       8,425

Translation adjustment .............      1,106       1,106

Minimum pension liability adjustment       (172)       (172)

Exercise of stock options ..........         30         429         429

Shares issued under Savings and
  Incentive Plans ..................        142         (16)        307        449

Balances at December 31, 1998 ......      5,938          59      24,151     (7,610)     60,414        218      (4,366)     72,648

Net income .........................      2,991       2,991

Translation adjustment .............     (3,690)     (3,690)

Minimum pension liability adjustment        357         357

Exercise of stock options including           3         115         115
tax ................................                                                                                      benefit

Shares issued under Savings and
  Incentive Plans ..................        (10)        214         162
                                                                                                                              (52)
Balances at December 31, 1999 ......      5,941    $     59    $ 24,214   $(10,943)   $ 63,405        208    $ (4,152)   $ 72,583

The accompanying notes are an integral part of the financial statements.

F-5 SYBRON CHEMICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
                                                      Year ended December 31,
                                                      -----------------------
                                                     1999       1998      1997
                                                     ----       ----      ----
Cash flows from operating activities:
 Net income ....................................  $  2,991  $   8,425  $ 10,640
 Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation and amortization .................    13,320      9,028     6,524
 Goodwill impairment charge ....................    10,954
 Provision for losses on accounts receivable ...     1,250        726       709
 Gain on sale of assets.........................                           (136)
 Provision (benefit) for deferred taxes ........    (2,452)     1,215      (818)
 Extraordinary item ............................       313
Change in assets and liabilities:
 Accounts receivable ...........................    (6,668)     1,533    (6,119)
 Inventories ...................................    (1,780)     2,116    (6,074)
 Other current assets ..........................       584       (328)     (312)
 Accounts payable and accrued expenses .........       194    (13,039)   15,874
 Income taxes payable ..........................       158     (4,381)    3,602
 Other assets and liabilities, net .............       466       (842)    1,676
 Net cash provided by operating activities .....    19,017      4,766    25,566

Cash flows from investing activities:
 Capital expenditures ..........................    (5,283)   (10,689)   (9,365)
 Business acquisitions, net of cash acquired ...    (1,704)  (117,849)  (14,476)
 Sale of business assets .......................     1,500
 Other, net ....................................      (200)

 Net cash used by investing activities .........    (7,187)  (128,538)  (22,341)

Cash flows from financing activities:
 Repayment of debt .............................    (9,293)   (14,455)   (2,429)
 Net (repayments) borrowings under revolving
  credit facilities ............................    (1,909)   (16,155)   13,335
 Loan proceeds, net ............................       208    141,811
 Proceeds from the exercise of stock options ...        31        429        47

 Net cash provided (used) by financing activities  (10,963)   111,630    10,953

Effect of exchange rate changes on cash ........    (1,136)       516    (2,495)

 Net (decrease) increase in cash and cash
   equivalents .................................      (269)   (11,626)   11,683
Cash and cash equivalents at beginning of year .    14,966     26,592    14,909

Cash and cash equivalents at end of year .......  $ 14,697  $  14,966  $ 26,592

See  Consolidated  Statement of Shareholders'  Equity for non-cash  transactions involving  treasury  shares  issued in 1999,  1998 and 1997  under  savings  and incentive plans.

The accompanying notes are an integral part of the financial statements.

F-6 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands except share and per share data) NOTE 1 - THE COMPANY:

The Company is an international “specialty” chemical company which serves three main markets: textile chemical specialties products, polymer intermediates and environmental products and services (primarily related to water and waste treatment). As used herein, unless otherwise indicated, the “Company” refers to Sybron Chemicals Inc. and its subsidiaries.

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

Cash and Cash Equivalents -

Cash and cash equivalents include funds invested in liquid short-term investments with a maturity of three months or less. For such investments the carrying amount approximates fair value. At December 31, 1999 and 1998 these investments amounted to $5,775 and $4,257, respectively.

Inventories -

Inventories are stated at the lower of cost or market. For U.S. operations, except the Ruco subsidiary, cost is determined using the last-in, first-out (LIFO) method. For all other operations, cost is determined using the first-in, first-out (FIFO) method.

F-7 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued): Property, Plant and Equipment -

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (generally 10-40 years for buildings and 3-20 years for machinery and equipment) using the straight-line method.

Intangible and Other Assets -

Intangible assets (net of accumulated amortization - 1999, $12,469; 1998, $9,157) include the unamortized fair values of trademarks, license agreements, patents, non-compete agreements and goodwill. Intangible assets are amortized on a straight-line basis over estimated useful lives of 5 to 40 years. The Company continually evaluates the reasonableness of its amortization for intangibles. If it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets will be written down to their fair value. Costs associated with the issuance of long-term debt are amortized on a straight-line basis over the term of the debt.

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

F-8 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued): Revenue Recognition and Related Disclosures -

The Company recognizes revenue upon shipment of products. Receivables resulting from these sales approximate fair value. The Company monitors the credit worthiness of its customers. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company’s diverse customer base. The allowance for doubtful accounts at December 31, 1999 and 1998 was $3,579 and $2,785, respectively.

Interest Expense -

Interest expense incurred during the construction of facilities and equipment is capitalized as part of the cost of those assets. Total interest paid by the Company was $11,178 in 1999, $6,414 in 1998 and $1,651 in 1997. Interest capitalized was $12 in 1999, $154 in 1998 and $33 in 1997.

Retirement Benefits -

Pension expense for the Company’s domestic and significant international defined benefit pension plans is determined in accordance with Statement of Financial Accounting Standards No. 87 (FAS 87), “Employers’ Accounting for Pensions”. FAS 132, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” was adopted by the Company in 1998. See Note 11 for further description.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for a portion of its retired employees which are funded as costs are incurred. Liability for these benefits are recognized in accordance with FAS 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions.”

Stock-Based Compensation -

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.

F-9 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued): Income Taxes -

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards.

Foreign Currency Translation -

The financial statements and transactions for the majority of the Company’s foreign subsidiaries are maintained in their local currencies which are considered to be their functional currencies. The Company’s Mexican and Colombian subsidiaries functional currencies are considered to be the U.S. dollar because these countries have been designated as highly inflationary economies and conduct a significant portion of their business in the U.S. dollar. All of these transactions are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52.

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using current exchange rates and the resulting translation adjustments are recorded to the cumulative translation adjustment component of stockholders’ equity, except the Company’s Mexican and Colombian subsidiaries which operate in highly inflationary economies. (Certain assets of these subsidiaries are translated at historical exchange rates and all translation adjustments are reflected in the Consolidated Statements of Income). Revenues and expenses of foreign subsidiaries are translated at weighted average rates of exchange for the respective periods. Foreign exchange gains (losses) for 1999, 1998 and 1997 were approximately $15, $303 and ($787), respectively.

F-10 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued): Earnings Per Share -

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of earnings per share - “basic” and “diluted”. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the following weighted-average number of common shares:

                             1999               1998                1997
                             ----               ----                ----

         Basic            5,728,136           5,698,815           5,666,683
         Diluted          5,759,429           5,849,946           5,793,770

The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

The following stock options are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price for the year:

                                  1999               1998                1997
                                  ----               ----                ----
         Stock options          453,073             144,402              9,318
NOTE 3 - COMPREHENSIVE INCOME:

The Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in general-purpose financial statements.

The tables below set forth “comprehensive income” and each component’s related tax effect for the twelve months ended December 31:

F-11 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 3 - COMPREHENSIVE INCOME (Continued): Statement of Comprehensive Income Twelve Months Ended December 31,
                                                1999         1998        1997
                                                ----         ----        ----

Net Income                                     $2,991       $8,425      $10,640

Other comprehensive income, net of tax:
   Foreign currency translation adjustments    (3,690)       1,106       (4,850)
   Minimum pension liability adjustment           357         (172)          67

Other comprehensive income                     (3,333)         934       (4,783)

Comprehensive income (loss)                     $(342)      $9,359       $5,857
Related Tax Effects of Each Component of Comprehensive Income Twelve Months Ended December 31,
                                ___________1999 ___________    _____________1998___________    ___________1997____________

                                            Tax      Net of                  Tax      Net of               Tax      Net of
                                Pre-Tax  (Expense)    Tax       Pre-Tax    (Expense)   Tax      Pre-Tax  (Expense)   Tax
                                Amount    Benefit    Amount     Amount     Benefit    Amount    Amount   Benefit    Amount
                                ------    -------    ------     ------     -------    ------    ------   -------    ------

Foreign currency translation   $(3,690)             $(3,690)   $ 1,106     $ 1,106   $(4,850)                      $(4,850)
adjustments

Minimum pension liability ..       586    $ (229)       357       (292)    $   120      (172)       117    $(50)        67
adjustment

Total comprehensive income .   $(3,104)   $ (229)   $(3,333)   $   814     $   120   $   934    $(4,733)   $(50)    (4,783)
(loss)

The following table illustrates the components of accumulated other comprehensive income and their associated changes for the year ending December 31.

Accumulated Other Comprehensive Income Balances Twelve Months Ended December 31,
                                           _____________1999 _____________   _____________1998______________

                                                        Current                           Current
                                           Beginning    Period     Ending    Beginning    Period    Ending
                                           Balance      Change     Balance    Balance     Change     Balance
                                           -------      ------     -------    -------     ------     -------

Foreign currency translation adjustments   $(7,253)   $(3,690)   ($10,943)   $(8,359)   $ 1,106    $(7,253)
Minimum pension liability adjustment ...      (357)       357           0       (185)      (172)      (357)

Accumulated comprehensive (loss) income    $(7,610)   $(3,333)   $(10,943)   $(8,544)   $   934    $(7,610)
F-12 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 4 - GOODWILL IMPAIRMENT CHARGE

The goodwill impairment charge recorded in the fourth quarter of 1999 reflects the Company’s assessment that certain intangible assets related to the garment processing chemicals business have been permanently impaired as a result of long-term changes in the industry.

The Company considers significant and long-term changes in industry conditions in the United States to be its primary indicators of potential impairment. An impairment was recognized when the future undiscounted cash flows of the garment processing chemicals business was estimated to be insufficient to recover the carrying value of related intangibles. Estimates of fair value were determined by discounting estimated future cash flows. Considerable management judgement is necessary to estimate discounted future cash flows.

The non-cash charge was $10,954 pre-tax and $6,688 after tax. The effect on net income was $1.16 per share.

NOTE 5 - ACQUISITIONS AND MERGERS:

On February 1, 1999, the Company acquired certain operating assets, not including manufacturing facilities, of Green Releaf Bio Tech. Inc. (“Green Releaf”) for $1,500. The Green Releaf acquisition did not have a material effect on 1999 results.

On July 31, 1998, the Company acquired all of the outstanding capital stock of Ruco Polymer Corporation and all of the outstanding membership interests of Ruco Polymer Company of Georgia, LLC (collectively “Ruco”). The aggregate purchase price for the acquisition was $110,000, including the repayment of bank debt owed by Ruco.

In April 1998, the Company acquired certain operating assets, not including manufacturing facilities, of the garment processing specialty chemicals businesses of Ocean Wash Inc. and Ocean Wash de Mexico de C.V., (collectively “Ocean Wash”), for $6,750. The acquired garment processing chemicals businesses have been merged into the Company’s corresponding business sector.

Between October 1997 and February 11, 1998, the Company entertained a buyout proposal received from an investor group consisting of certain major shareholders, primarily Citicorp Venture Capital Ltd. and certain members of the Company’s management. The Company signed a merger agreement on December 11, 1997, which was terminated on February 11, 1998. The Company recognized expense of $1,270 associated with the terminated merger agreement in the fourth quarter of 1997 and $161 in the first quarter of 1998.

F-13 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 5 - ACQUISITIONS AND MERGERS (Continued): On July 29, 1997, the Company acquired certain operating assets, not including manufacturing facilities, of the textile and garment processing businesses of Ivax Industries, Inc., Ivax Industries Canada, Inc. and Ivax Industries U.K. Ltd., (collectively "Ivax"), for $14,476. The acquired garment processing chemicals businesses have been merged into the Company's corresponding business sector.

All the above described acquisitions have been accounted for as purchases and, accordingly, the operating results of the acquired businesses have been included in the Company’s consolidated financial statements since the date of acquisition.

The Ocean Wash acquisition did not have a material effect on 1998 operating results. The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume the Ruco and Ivax acquisitions occurred on January 1, 1997:

                                                          1998       1997
                                                          ----       ----
Net sales                                               $270,444   $280,613
Net income before extraordinary item                    $  6,745   $  7,095
Net income per diluted share before extraordinary item  $   1.15   $   1.22
NOTE 6 - INVENTORIES:
  The components of inventories are:
                                                            December 31,
                                                     1999                1998
                                                     ----                ----

         Finished goods                            $29,373             $28,871
         Raw materials                               9,502               9,632
                                                    38,875              38,503

         Less reserves                               1,670               2,037
                                                   $37,205             $36,466

LIFO inventories comprise approximately 42% and 49% of total inventories at December 31, 1999 and 1998, respectively. If the FIFO method of accounting for inventories had been used by the Company, inventories would have been less than reported by $45 and $25 at December 31, 1999 and 1998, respectively.

F-14 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 7 - PROPERTY, PLANT AND EQUIPMENT: The components of property, plant and equipment are:
                                                         December 31,
                                                         ------------
                                                    1999               1998
                                                    ----               ----

         Land                                     $ 7,383            $ 7,324
         Buildings                                 29,834             30,293
         Machinery and equipment                   89,121             86,647
         Construction in progress                     616              1,489
                                                  126,954            125,753

         Accumulated depreciation                 (52,495)           (45,578)
                                                  $74,459            $80,175

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $9,326 $6,234 and $4,939, respectively. Maintenance and repairs expense for the same periods amounted to $2,662, $2,672 and $2,342, respectively.

NOTE 8 - ACCRUED LIABILITIES:
The components of accrued liabilities are:
                                                         December 31,
                                                         ------------
                                                   1999               1998
                                                   ----               ----

Accrued compensation                             $ 6,794            $ 6,542
Accrued selling and marketing expenses             3,396              2,304
Accrued professional fees                            615              1,152
Accrued environmental liabilities                  1,455              1,312
Other accrued liabilities                          2,575              3,880
                                                 $14,835            $15,190
F-15 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 9 - LONG-TERM DEBT:
The components of long-term debt are:
                                                           December 31,
                                                           ------------
                                                    1999               1998
                                                    ----               ----

Notes payable - Tranche A Facility               $ 41,625            $44,438
Notes payable - Tranche B Facility                 92,500             98,750

Other debt                                          2,082              2,105
                                                  136,207            145,293

Less current portion                                8,501              9,285

                                                 $127,706           $136,008

On March 28, 2000 the Company amended it’s Credit Facility creating a Term Facility of $130,000 and a Revolving Facility of $25,000, which is undrawn. The Credit Facility will now expire on March 31, 2007. The Term Facility is composed of a $20,000 Tranche A, with quarterly maturities through March 31, 2005, and a $110,000 Tranche B that substantially matures in quarterly installments from June 30, 2006 through March 31, 2007.

Borrowings under Tranche A and B continue to bear interest at a rate per annum equal to a margin, at the Company’s option, over a base rate or adjusted LIBOR plus 2.50% and 3.25%, respectively at March 29, 2000, which for Tranche A is adjusted, based on the leverage ratio.

The amended Revolving Facility has $25,000, available to fund working capital requirements and general corporate purposes of the Company.

In 1998, concurrent with the closing of the Ruco acquisition, the Company entered into a Credit Facility consisting of a Term Facility in an aggregate principal amount of $145,000 and a Revolving Facility in an aggregate principal amount of $40,000, which was undrawn at December 31, 1999. The Term Facility is composed of a $45,000 Tranche A facility and a $100,000 Tranche B facility. That Credit Facility was replaced on March 29, 2000 as described above.

The repayment of the 8.17% notes on July 31, 1998, resulted in an extraordinary loss of $313, net of taxes of $200.

F-16 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 9 - LONG-TERM DEBT (Continued): Annual Repayments:

The aggregate annual repayments of debt outstanding at December 31, 1999 are as follows:

                          2000                                 $ 8,501
                          2001                                   5,478
                          2002                                   5,853
                          2003                                   5,853
                          2004                                   4,872
                          Thereafter                           105,650
                                                              $136,207
Debt Covenants:

The Credit Facility imposes upon the Company certain conditions and restrictions, such as financial tests relating to interest coverage, fixed charge coverage, leverage ratio and minimum tangible net worth, limitations on the ability of the Company to incur debt, pay dividends or take certain other corporate actions, and limitations on capital expenditures, investments and acquisitions. Additionally, the amended Credit Facility requires earlier prepayments under specified circumstances. The Company believes it was in compliance with these covenants and restrictions at December 31, 1999.

NOTE 10 - INCOME TAXES:
Provisions for income taxes are:
                                                  Year ended December 31,
                                                  -----------------------
                                              1999         1998          1997
                                              ----         ----          ----
  Currently payable:
    Federal                                 $  (118)     $   174     $  1,973
    State                                        46                       233
    Foreign                                   4,990        4,687        6,034
                                              -----        -----        -----
                                              4,918        4,861        8,240
  Deferred taxes:
    Federal                                  (1,571)         518         (654)
    State                                      (228)         116          (96)
    Foreign                                    (653)         578          (68)
                                               ----          ---          ---

  Income taxes before extraordinary item     $2,466       $6,073       $7,422
                                             ======       ======       ======
F-17 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 10 - INCOME TAXES (Continued):

Provisions for income taxes differ from the amount computed by applying the statutory federal rate due to the following:

                                                Year ended December 31,
                                                -----------------------
                                         1999         1998          1997
                                         ----         ----          ----

Income tax computed at U.S.
 Federal statutory tax rates           $1,857       $5,037        $6,141
State income taxes, net of
 federal income tax benefit                11           99           233
Foreign subsidiaries taxed at
 higher rates                             528          683         1,063
Other items, net                           70          254           (15)
                                           --          ---           ---
                                       $2,466       $6,073        $7,422
                                       ======       ======        ======

Income taxes paid were $4,637 in 1999, $9,271 in 1998 and $4,379 in 1997.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                                         December 31,
                                                         ------------
                                                  1999                1998
                                                  ----                ----
   Deferred tax assets:
     Intangibles                                $ 2,549
     Accrued expenses                             1,871            $ 1,700
     Post-retirement benefits                     1,456              1,518
     Tax credit carryover                         1,039
     Other                                          639                815
                                                    ---                ---
       Total deferred tax assets                  7,554              4,033
                                                  -----              -----

   Deferred tax liabilities:
     Depreciation                                (4,218)            (3,285)
     Inventory                                   (1,769)            (1,376)
     Property                                    (1,473)            (1,521)
     Intangibles                                                    (1,255)
     Other                                         (356)              (700)
                                                   ----               ----
       Total deferred tax liabilities            (7,816)            (8,137)
                                                 ------             ------

     Net deferred tax liability                $   (262)           $(4,104)
                                               ========            =======
F-18 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 10 - INCOME TAXES (Continued):
The components of income before income taxes and extraordinary item are:

                                                    Year ended December 31,
                                                    -----------------------
                                                   1999        1998       1997
                                                   ----        ----       ----

United States (before extraordinary item)       $ (5,289)   $    554    $ 3,632
Foreign                                           10,746      14,257     14,430
                                                  ------      ------     ------
                                                 $ 5,457     $14,811    $18,062
                                                 =======     =======    =======

Retained earnings of foreign subsidiaries totaling approximately $48,500 at December 31, 1999 are considered to be reinvested indefinitely in these businesses. Accordingly, no provision for income taxes has been made for the repatriation of these earnings. Provision for income taxes have been made for approximately $17,000 of retained earnings of foreign subsidiaries which are not considered to be indefinitely invested.

NOTE 11 - PENSION AND POST-RETIREMENT BENEFITS: Pension Benefits:

The Company maintains savings and investment plans for certain U.S. employees. In accordance with the plans, the Company contributes a fixed percentage of an employee’s annual earnings based upon the employee’s age and length of service with the Company. Under the voluntary portion of the plans, participants contribute a certain percentage of their compensation each pay period. The Company matches 35% of this voluntary contribution up to 6% of total compensation. Total expenses relating to this plan were $1,230, $1,196 and $823 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company has defined benefit pension plans covering substantially all U.S. hourly and foreign employees. Plans covering U.S. hourly employees provide benefits based on years of service, compensation and applicable contractual agreements. Plans covering foreign employees are generally based on various formulas, the principal factors of which are years of service and compensation.

The Company’s funding policy is to make the minimum annual contribution required by applicable regulations.

F-19 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 11 - PENSION AND POST-RETIREMENT BENEFITS (Continued):

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

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, “Employers Disclosure About Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” (SFAS 132). This statement revises disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. As required, the Company adopted the disclosures prescribed by this statement below.

Domestic plan activity and status as of and for the years ended December 31 were as follows:

                                                               Post-retirement
                                           Pension Benefits       Benefits
                                           ----------------       --------
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
Change in benefit obligation:
Benefit obligation at beginning of year   $ 7,068   $ 4,662   $ 2,159   $ 1,949

  Service cost ........................       261       167         1         1
  Interest cost .......................       462       374       140       135
  Actuarial loss (gain) ...............      (536)      362       682       231
  Acquisitions ........................     1,881
  Benefits paid .......................      (331)     (378)     (168)     (157)
                                             ----      ----      ----      ----

  Benefit obligation at end of year ...   $ 6,924   $ 7,068   $ 2,814   $ 2,159
                                          -------   -------   -------   -------
F-20 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 11 - PENSION AND POST-RETIREMENT BENEFITS (Continued): Change in plan assets:
                                                     Pension Benefits            Post-retirement Benefits
                                                     ----------------            ------------------------
                                                      1999           1998            1999           1998
                                                      ----           ----            ----           ----

Fair value of plan assets at beginning
   of year                                          $6,304         $4,456

Actual return on plan assets                           716            329
Acquisitions                                                        1,481
Employer contributions                                 207            419
Benefits paid                                         (331)          (378)
Adjustments                                                            (3)
                                                     -----          -----

Fair value of plan assets at end of year             6,896          6,304
                                                     -----          -----

Funded status                                          (28)          (764)        $(2,814)       $(2,159)
Unrecognized net actuarial loss (gain)                (223)           659             278           (418)
Unrecognized prior service cost                        496            344          (1,198)        (1,300)
Unrecognized net obligation (asset)                   (102)          (100)
                                                      ----           ----
Net amount recognized                               $  143         $  139         $(3,734)       $(3,877)
                                                    ======         ======         =======        =======

Amounts recognized in the statement
of financial position consist of:
                                                       Pension Benefits           Post-retirement Benefits
                                                       ----------------           ------------------------
                                                      1999           1998            1999           1998
                                                      ----           ----            ----           ----

Prepaid benefit cost                               $   617        $   540
Accrued benefit liability                             (474)        (1,337)        $(3,734)       $(3,877)
Intangible asset                                                      350
Deferred tax asset                                                    229
Accumulated other comprehensive losses                                357
                                                      ----          -----         -------        -------

Net amount recognized                               $  143          $ 139         $(3,734)       $(3,877)
                                                    ======          =====         =======        =======

Weighted average assumptions:

Discount rate                                         7.75%         6.50%           7.75%         6.75%
Expected return on plan assets                        9.00%         9.00%            N/A            N/A
Rate of compensation increase                         4.00%         4.00%            N/A            N/A
F-21 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 11 - PENSION AND POST-RETIREMENT BENEFITS (Continued):
Components of net periodic benefit costs
for the years ended December 31,
are as follows:
                                                     Pension Benefits               Post-retirement Benefits
                                                     ----------------               ------------------------
                                                 1999       1998       1997         1999       1998       1997
                                                 ----       ----       ----         ----       ----       ----
Service cost                                     $261       $167       $126       $    1     $    1       $  1
Interest cost                                     462        374        317          140        135        175
Expected return on plan assets                   (580)      (419)      (360)
Amortization of prior service cost                 47         33         33         (102)      (102)      (102)
Amortization of initial unrecognized obligation     2         21         21
Amortization of unrecognized net loss (gain)       11          2                     (14)       (38)
                                                -----      -----      -----         -----     ------      ----
Net periodic benefit cost                       $ 203      $ 178      $ 137         $  25     $  (4)        74

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2,167, $1,960 and $1,924, respectively, as of December 31, 1999 and $6,960, $6,728 and $6,067, respectively, as of December 31, 1998.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement plan. The Company assumed an average inflation rate for health care costs ranging from 8.0% currently to 5.5% in 2006 and thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                            1-Percentage          1-Percentage
                                           Point Increase        Point Decrease
                                           --------------        --------------

Effect on total of service and interest
 cost components:                              $ 12                $ (10)
Effect on post-retirement obligation:          $151                $(134)

The following table summarizes the status of the Company’s significant foreign defined benefit pension plans:

F-22 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 11 - PENSION AND POST-RETIREMENT BENEFITS (Continued):
                                                           December 31,
                                                           ------------
                                                     1999               1998
                                                     ----               ----
Change in benefit obligation:

Benefit obligation at beginning of year             $8,760             $7,449

Service cost                                           468                397
Interest cost                                          464                449
Actuarial loss (gain)                                  571                (83)
Benefits paid                                         (121)              (124)
Effect of exchange rates                            (1,282)               672
                                                    ------                ---

Benefit obligation at end of year                   $8,860             $8,760
                                                    ------             ------

Change in plan assets:

Fair value of plan assets at beginning of year      $8,019             $6,370

Actual return on plan assets                           431                419
Employer contributions                                 729                663
Benefits paid                                         (121)              (124)
Adjustments                                            165                140
Effect of exchange rates                            (1,188)               551
                                                    ------                ---

Fair value of plan assets at end of year            $8,035             $8,019
                                                    ------             ------

                                                      1999               1998
                                                      ----               ----

Funded status                                        $(825)             $(741)
Unrecognized net actuarial loss (gain)                 956                725
Unrecognized net obligation (asset)                    224                325
                                                       ---                ---

Net amount recognized                                $ 355            $   309
                                                     =====            =======
F-23 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 11 - PENSION AND POST-RETIREMENT BENEFITS (Continued):
Amounts recognized in the statement of
financial position consist of:
                                                 1999               1998
                                                 ----               ----

Prepaid benefit cost                             $355              $ 309
Accrued benefit liability
Intangible asset
Deferred tax asset
Accumulated other comprehensive losses          _____              _____
Net amount recognized                           $ 355              $ 309
                                                =====              =====

Weighted average assumptions:

Discount rate                                    5.50%              6.00%
Expected return on plan assets                   5.50%              6.00%
Rate of compensation increase                    3.50%              3.50%

Components of net periodic benefit costs
for the years ended December 31, are
as follows:
                                                 1999       1998        1997
                                                 ----       ----        ----
Service cost                                     $468       $397        $395
Interest cost                                     464        449         414
Expected return on plan assets                   (431)      (419)       (362)
Amortization of initial unrecognized
 obligation                                        58         61          62
Amortization of unrecognized net loss (gain        23          3          25
                                                   --          -          --

Net periodic benefit cost                        $582       $491        $534
                                                 ====       ====        ====
F-24 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 12 - OTHER EMPLOYEE BENEFITS: Stock Options-

Effective May 1, 1992, the Company adopted the 1992 Stock Option Plan (the “Option Plan”). The aggregate maximum number of shares of Common Stock available for awards under the Plan is 521,952. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options. The exercise price of each option equals the market price of the Company’s stock on the date of the grant and an options maximum term is 10 years. Options generally vest in 20% increments beginning with the first anniversary of the grant.

The Company applies APB Opinion 25 and related Interpretations in accounting for its Option Plan. Accordingly, no compensation cost has been recognized for options granted under its Option Plan. Had compensation cost for the Company’s Option Plan been determined based on the fair value at the grant dates for awards under the Option Plan consistent with the method of FASB Statement 123, the Company’s net income and earnings per share (basic and diluted) would have been reduced by the pro forma amounts of: 1999 net income, $462, and earnings per share, $.08; 1998 net income, $370, and earnings per share, $.06; 1997 net income, $334, and earnings per share, $.06. This determination of fair value was based on using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997: dividend yield of 0%, expected lives of 5 years, expected volatility of 41%, 42% and 40%, respectively, and a risk free interest rate of 6.4%, 4.6% and 5.7%, respectively.

F-25 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 12 - OTHER EMPLOYEE BENEFITS (Continued): Stock Options- (Continued)

A summary of the status of the Option Plan at December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is as follows:

                                                                        Weighted
                                                                        Average
                                              Number         Price      Exercise
                                              of shares     Per Share    Price
                                              ---------     ---------    -----

Options outstanding at December 31, 1996...   331,905    $10.75-$25.50    $13.34
  Granted..................................    49,250    $16.00-$22.50    $19.43
  Exercised................................    (3,260)   $10.75-$18.75    $14.35
  Cancelled and available for reissue......   (27,730)   $10.75-$18.75    $13.87

Options outstanding at December 31, 1997...   350,165    $10.75-$25.50    $14.33
  Granted..................................   221,195    $14.875-$33.50   $19.78
  Exercised................................   (29,790)   $10.75-$19.50    $14.39
  Cancelled and available for reissue......   (79,335)   $12.50-$33.50    $25.68

Options outstanding at December 31, 1998...   462,235    $10.75-$33.50    $15.12
  Granted..................................    51,000    $13.55-$20.00    $13.89
  Exercised................................    (4,998)   $10.75-$12.75    $11.05
  Cancelled and available for reissue......   (31,783)   $10.75-$33.50    $17.12

Options outstanding at December 31, 1999...   476,454    $10.75-$33.50    $14.90
Options exercisable at December 31, 1999...   207,879    $10.75-$33.50    $14.95
Options available for grant at
  December 31, 1999........................    45,498

Weighted average remaining life (years) at December 31, 1999                   7

The following table summarizes  information about the stock options  outstanding at December 31, 1999:

               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
               -------------------                   -------------------
                                   Weighted
                                   Average      Weighted                Weighted
Range of             Number       Remaining     Average      Number     Average
Exercise           Outstanding   Contractual    Exercise   Exercisable  Exercise
Prices              12/31/99        Life        Price       12/31/99     Price
------              --------        ----        -----       --------     -----

$10.75 to $12.50     88,564         6           $11.91       48,014       $11.92
$12.625 to $13.50   144,680         7           $13.14       80,220       $13.16
$13.625 to $15.00   110,650         9           $14.65       16,530       $14.96
$15.50 to $18.75    109,795         7           $17.37       53,720       $18.01
$20.00 to $33.50     22,765         8           $27.01        9,395       $28.25

$10.75 to $33.50    476,454         7           $14.90      207,879       $14.95
F-26 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 12 - OTHER EMPLOYEE BENEFITS (Continued): Share Participation Plan-

The Company has a Share Participation Plan (the “Share Plan”) as a means of rewarding certain employees of the Company for their effort in contributing to an increase in the value of the Company as well as to provide an incentive to continue employment in the Company. The Share Plan covers all full-time employees of the Company, with the exception of executive officers and certain other senior employees of the Company, who have completed at least one full year of service.

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

NOTE 13 - OPERATING LEASES:

The Company leases certain manufacturing, warehouse and office facilities, and equipment. Future minimum lease payments required as of December 31, 1999 under operating leases that have initial non-cancelable lease terms exceeding one year are as follows:

                       Year
                       ----
                       2000                                    $2,342
                       2001                                     1,646
                       2002                                       847
                       2003                                       277
                       2004                                       164
                       Thereafter                                 532
                                                                  ---
                                                               $5,808
                                                               ======

Rent expense was approximately $3,113 for 1999, $2,914 for 1998 and $2,941 for 1997.

F-27 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 14 - COMMITMENTS AND CONTINGENCIES:

The Company is subject to a variety of environmental and pollution control regulations in the jurisdictions in which it operates. These laws and regulations require the Company to make significant expenditures for remediation, capital improvements and operating environmental protection equipment. Future developments and changes in environmental regulations may require the Company to make additional unforeseen environmental expenditures. The Company’s major competitors are confronted by substantially similar environmental risks and regulations.

The Company has identified certain soil and groundwater contamination at its Birmingham, New Jersey facility. The Company has conducted extensive sampling plans for both soil and ground-water and has proposed a remedial action work plan (the “Work Plan”) to the New Jersey Department of Environmental Protection (the “DEP”) related to the clean-up of the Birmingham facility. DEP has approved the soil related portions of the Work Plan. The Company has completed essentially all of the soil related cleanup. The ground water remedial activities at the Birmingham facility are continuing.

The Company has identified certain soil and groundwater contamination at its Wellford, South Carolina facility. The Company submitted a remedial action plan to the South Carolina Department of Health and Environmental Control (DHEC) for its review. DHEC has approved the Company’s proposed action for remediation of potential groundwater contamination, and these activities are in progress at this time.

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

The Company’s Hicksville, New York facility is located on a superfund site as designated by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). The Company has received full indemnification from its prior owners and any costs incurred to date have been funded under this indemnification agreement. In the opinion of management, future costs to the Company will be minimal and not material to the Company’s financial position or results of operation. In addition, in connection with the Ruco acquisition, the Company purchased environmental insurance coverage to address contingencies at the Hicksville site.

In addition to sites occupied by the Company, the Company has on occasion been advised that it may be named as a potentially responsible party under CERCLA or similar state statutes with respect to the transport and disposal of hazardous wastes. At present, the Company is a party in a

F-28 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued):

legal action in the United States regarding the clean-up of hazardous waste or chemicals at a site never occupied by the Company or its predecessors.

The Company has not identified any sites which may require remediation but which have not been cited specifically by regulatory authorities for non-compliance with environmental rules and regulations.

Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, the Company believes that it has made adequate accruals for all clean-up and other related costs with respect to environmental problems of which it is aware. At December 31, 1999 and 1998, the Company has accrued approximately $1,455 and $1,312, respectively, to offset future environmental assessment and remediation costs. The Company has not reduced its environmental liabilities or recorded any assets related to potential insurance recoveries.

There are also pending against the Company several claims and lawsuits arising in the normal course of its business. Such claims and lawsuits include allegations of patent infringement and injuries related to the inhalation of hazardous chemicals.

The Company believes it has adequate insurance to cover any such claims subject to a self-insurance retention of $1,000. Similarly, the Company has several outstanding claims and lawsuits arising in the normal course of business against various other parties.

The Company believes that adequate provision has been made for the environmental and legal proceedings described above, and that such proceedings will not have a material adverse effect on the financial position, cash flow or operating results of the Company.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s long-term debt and the current portion of long-term debt approximate fair value because the interest rates are based on short-term market rates.

F-29 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION: In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 utilizes the management approach as the source for reportable segment disclosure. The statement also requires disclosures about products and services, geographic areas and major customers. The required disclosures under this statement are set forth below.

The Company operates in the following three business segments - textile chemical specialty products, polymer intermediates and environmental products and services. These segments are categorized based on the Company’s management and reporting structure and the type of products and services provided. These products and services are the basis for segment presentation. The polymer intermediates segment was established in 1998 primarily due to the Ruco acquisition.

The Company’s textile chemical products are used in the largest segment of the textile chemical specialties industry, wet processing, and are designed to improve the wet processing of fabrics and garments as well as enhance the aesthetic and physical characteristics of such fabrics and garments.

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

The Company’s business segments offer different products and services which require different technologies and marketing strategies and are as such managed as separate strategic business units.

The accounting policies of the segments are essentially the same as those described in the summary of accounting policies. Sales and transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Operating income is revenue less related costs and direct and allocated operating expenses, excluding interest and other income (expense), net.

No single customer accounts for more than 5% of consolidated revenue in the periods presented. F-30 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (in thousands) NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):

The following schedule presents information about the Company’s operations by business segment (in thousands):

                                                                           Year Ended December 31,
                                                                           -----------------------

                                           1999                                    1998                                  1997
                                           ----                                    ----                                  ----

                         Textile    Polymer  Environmental      Textile     Polymer  Environmental      Textile    Polymer   Environmental
                        Chemical    Inter-   Products and       Chemical    Inter-   Products and       Chemical   Inter-    Products and
                      Specialties  mediates  Services  Total  Specialties  mediates  Services  Total  Specialties  mediates  Services  Total
                      -----------  --------  --------  -----  -----------  --------  --------  -----  -----------  --------  --------  -----

Revenues from external   $132,118  $86,567  $50,438  $269,123  $139,581  $34,162  $49,079  $222,822  $133,452       --    $55,362  $188,814
customers

Inter-segment revenues         35      158      193        23       --       271      294         7       --       406        413

Depreciation and .......    6,192    5,237    1,891    13,320     5,201    2,116    1,711     9,028     4,238       --      2,286     6,524
amortization

Segment operating income      562   11,415    5,806    17,783    13,073    3,517    4,747    21,337    16,697       --      5,154    21,851

Identifiable assets ....  100,238  121,830   35,063   257,131   113,418   121,817   35,049  270,284   118,299       --     31,934   150,233

Capital expenditures ...    2,773    1,305    1,205     5,283     7,788    1,158    1,743    10,689     6,990       --      2,375     9,365

Acquisitions ...........      132       --    1,572     1,704     6,938  110,838       73   117,849    14,476       --        --     14,476
F-31 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands except share and per share data) NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued):

The following schedule presents information about the Company’s operations by geographic location (in thousands). Sales to external customers are attributed to countries based on the location of customer and not the country of origin:

                                                   Year ended December 31,
                                                   -----------------------
                                             1999         1998            1997
                                             ----         ----            ----
Sales to external customers:
  United States                           $178,852      $133,138       $101,960
  Foreign                                   90,271        89,684         86,854
                                            ------        ------         ------

   Total sales to external customers      $269,123      $222,822       $188,814
                                          ========      ========       ========

Long-lived assets:
  United States                           $134,256      $148,591       $ 39,882
  Foreign                                   15,591        18,469         15,016
                                            ------        ------         ------

   Total long-lived assets                $149,847      $167,060       $ 54,898
                                          ========      ========       ========
F-32 SYBRON CHEMICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued) (in thousands except share and per share data) NOTE 17 - QUARTERLY FINANCIAL DATA (Unaudited):
The following is a summary of quarterly financial results for the years ended December 31, 1999 and 1998 (amounts in thousands except per share data):

                                                    1999                                         1998
                                                    ----                                         ----
                                             Three Months Ended                           Three Months Ended
                                             ------------------                           ------------------

                                  March 31   June 30   Sept. 30    Dec. 31*    March 31   June 30    Sept. 30   Dec. 31
                                  --------   -------   --------    --------    --------   -------    --------   -------

Net sales ....................   $ 68,685   $ 64,974   $ 66,079   $ 69,385    $ 48,572   $ 48,983   $ 58,834   $ 66,433

Gross profit .................     23,558     22,900     21,756     23,384      19,779     19,022     18,886     21,237

Operating income (loss) ......      9,412      6,489      5,995     (4,113)      6,343      5,330      4,450      5,214

Income (loss) before .........      3,410      2,222      1,749     (4,390)      3,764      2,511      1,118      1,345
extraordinary item

Income (loss) per share before
extraordinary item:
  Basic ......................                   .60        .39        .31        (.77)       .66        .20        .24
  Diluted ....................        .59        .38        .30       (.77)        .64        .43        .19        .23

Net Income (loss) ............      3,410      2,222      1,749     (4,390)      3,764      2,511        805      1,345

Net income (loss) per share:
  Basic ......................                   .60        .39        .31        (.77)       .66        .14        .24
  Diluted ....................        .59        .38        .30       (.77)        .64        .43        .14        .23

*Includes a non-recurring pre-tax charge of $10,954 in the fourth quarter of 1999 to reflect the Company’s assessment that certain intangible assets related to the garment processing chemicals business have been permanently impaired as a result of long-term changes in the industry. The after-tax charge amounted to $6,688 or $1.16 per share.

F-33 SCHEDULE VIII SYBRON CHEMICALS INC. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the years ended December 31, 1999, 1998 and 1997 (In thousands)

Additions

Balance at Charged to Charged to

                                beginning of   costs and    Other                    Balance at
                                   period      expenses   accounts(1)   Deductions   end of period
                                   ------      --------   -----------   ----------   -------------

Allowance for Doubtful Accounts

  For the year ended:

    December 31, 1999              $2,785      $1,250       $ (59)        $(397)        $3,579

    December 31, 1998               2,058         726         404          (403)         2,785

    December 31, 1997               1,820         709        (174)         (297)         2,058

Inventory Reserves

  For the year ended:

    December 31, 1999               2,036         696          (8)       (1,054)         1,670

    December 31, 1998                 976         908       1,232        (1,080)         2,036

    December 31, 1997                 873       1,300          (7)       (1,190)           976
(1)Foreign exchange adjustments, acquisitions, and other reclassifications S-1