Form 10-K/A
period 1999-12-31
SYBRON CHEMICALS INC
filed 2000-05-01
CIK 832815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K/A

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

                                                Yes   X        No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this
Form 10-K/A. [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None

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

                                                  TABLE OF CONTENTS
                  Item                                                                                  Page
PART I

PART II
          5        Market for the Registrant's Common Stock and
                      Related Stockholder Matters...........................  15
          6        Selected Financial Data..................................  17
          7        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........  18
          8        Financial Statements and Supplementary Data..............  25
          9        Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure................  25
PART III
          10       Directors and Executive Officers of the
                      Registrant............................................  26
          11       Executive Compensation...................................  28
          12       Security Ownership of Certain Beneficial
                      Owners and Management.................................  31
          13       Certain Relationships and Related
                      Transactions..........................................  34
PART IV
          14       Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K...............................  34
                   Signatures...............................................  37

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

        All other financial information about business segments and foreign operations is included in Items 7 and 8 to this Annual Report on Form 10-K/A and is incorporated herein by reference.

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

        Dr. Parlman joined the Company in December 1998 as President, Textile Chemicals. Prior to joining the Company, he served as Vice President, General Manager for a Zeeland Chemicals Inc. subsidiary, and Vice President-Business Development of Cambrex Corporation. Prior to that, he was Vice President, Tretolite Division, Petrolite Corporation, with international responsibility for their oil field specialty chemicals business.

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

ITEM 11. Executive Compensation

Compensation of Directors

        Each member of the Board of Directors who is not an employee of the Company is automatically granted options to acquire 4,000 shares of common stock on the first business day of each year at the current market price. In addition, during 1999 directors of the Company who were not employees or affiliates of Citicorp Investments Inc. were paid a standard fee of (a) $750 for each meeting of the Board of Directors that such director attends, and (b) $500 for each meeting of a committee of the Board of Directors that such Director attends. Such Directors are also entitled to reimbursement of reasonable travel expenses incurred while attending meetings of the Board of Directors or any of its committees.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes certain information for each of the last three fiscal years concerning the cash compensation paid by the Company, as well as certain other compensation paid to or accrued for 1999, 1998 and 1997, to the Company’s Chief Executive Officer and to each of the Company’s other four most highly compensated executive officers:

                                                  Annual Compensation                         Long Term Compensation
                                   ----------------------------------------                   ----------------------

                                                                                                      Awards
                                                                                                      ------

                                                                                                                                   All
                                                                         Other                                                    Other
          Name and                                                       Annual       Restricted      Securities       LTIP      Compen-
          Principal                        Salary         Bonus        Compensa-         Stock        Underlying       Pay-       sation
          Position              Year        ($)            ($)          tion($)      Award(s)($)       Options       outs($)      ($)(4)
          --------              ----        ---            ---          --------     -----------       -------       -------      ------

Richard M. Klein               1999     291,900       133,107(1)                        --                             --       32,320
President and Chief            1998     286,039        96,391(2)      --                --          --        --    --     --   45,154
Executive Officer              1997     272,500       339,736(3)      --                --                --                    36,416
                                                                      --

Anthony F. Forgione            1999     202,462      64,777(1)                          --                --           --       17,252
President, Polymer             1998      80,769       7,580(2)        --                --                --        --          17,198
Intermediates                  1997     Not employed by the Company   --                --                --        --              --
                                                                      --

Robert M. Parlman              1999     200,000      45,378(1)            --            --                --           --       14,335
President, Textile Chemicals   1998      16,667          --               --            --                --           --          713
                               1997     Not employed by the Company       --            --                --           --           --

Steven F. Ladin                1999     177,190      56,169(1)            --            --                --           --       56,498
Vice President, Finance and    1998      76,282       7,051(2)            --            --                --           --        9,156
Chief Financial Officer        1997     Not employed by the Company       --            --                --           --           --

John H. Schroeder              1999     175,350        63,616(1)                        --                --           --       18,608
Executive Vice                 1998     175,449        41,877(2)      --                --                --           --       21,727
President, Environmental       1997     166,055       141,256(3)      --                --                --           --       18,968
Products and Services                                                 --

__________
(1) Consists of bonuses earned during 1999 and paid in 2000 pursuant to the Company's Executive Bonus Plan (the "Bonus Plan"). These bonuses were paid in the form of Common Stock and cash in the following amounts: Richard M. Klein 7,046 shares of Common Stock and $27,417 cash, Anthony F. Forgione 3,443 shares of Common Stock and $13,132 cash, Robert M. Parlman 3,025 shares of Common Stock and $3 cash, Steven F. Ladin 3,098 shares of Common Stock and $9,699 cash and John H. Schroeder 3,059 shares of Common Stock and $17,731 cash. The closing price of the Common Stock on the date the Bonus Plan shares were issued was $15.00. For a description of the determination of the number of shares issued see: "Report of the Audit and Compensation Committee on Executive Compensation".

(2) Consists of bonuses earned during 1998 and paid in 1999 pursuant to the Company's Executive Bonus Plan (the "Bonus Plan"). These bonuses were paid in the form of Common Stock and cash in the following amounts: Richard M. Klein 7,711 shares of Common Stock and $3 cash, John H. Schroeder 3,350 shares of Common Stock and $2 cash, Steven F. Ladin 564 shares of Common Stock and $1cash and Anthony F. Forgione 0 shares of Common Stock and $7,580 cash. The closing price of the Common Stock on the date the Bonus Plan shares were issued was $12.50. For a description of the determination of the number of shares issued see: "Report of the Audit and Compensation Committee on Executive Compensation".

(3) Consists of bonuses earned during 1997 and paid in 1998 pursuant to the Company's Executive Bonus Plan (the "Bonus Plan"). These bonuses were paid in the form of

Common Stock and cash in the following amounts: Richard M. Klein 6,856 shares of Common Stock and $108,346 cash and John H. Schroeder 2,639 shares of Common Stock and $52,190 cash. The closing price of the Common Stock on the date the Bonus Plan shares were issued was $33.75. For a description of the determination of the number of shares issued see: “Report of the Audit and Compensation Committee on Executive Compensation”.

(4) Includes (with respect to amounts applicable to 1999) contributions by the Company to the named executives' pension and 401(k) plans ("PLANS"), as well as car allowances ("AUTO"), life insurance premiums ("LIFE"), supplemental executive retirement plan contributions "SERP"), relocation reimbursement ("MOVING") and income tax preparation ("TAX") paid by the Company for the benefit of the named executives: Richard M. Klein $13,365 (PLANS), $2,506 (AUTO), $16,449 SERP), $905 (TAX); John H. Schroeder $9,760 (PLANS), $5,879 (AUTO), $290 (LIFE), $2,679 (SERP); Anthony F. Forgione $7,200 (PLANS), $7,800 (AUTO), $2,252 (SERP); Steven F. Ladin $6,761 (PLANS), $7,336 (AUTO), $1,772 (SERP), $469 (LIFE), $40,160 (MOVING); and Robert M. Parlman $6,400 (PLANS), $5,045 (AUTO), $290 (LIFE), $2,600 (SERP).

Stock Option Grants in Last Fiscal Year

        No stock options were granted to the Chief Executive Officer and the four most highly compensated other executive officers of the Company during 1999. The Company did not grant any stock appreciation rights (“SARs”) during 1999.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of the Company's executive officers exercised any of their stock options during 1999. The Company does not have any outstanding SARs.
                                                            Number of Securities       Value of Unexercised
                             Shares                        Underlying Unexercised      In-the-Money Options
                           Acquired on        Value         Options at FY-End(#)        at Fiscal Year-End
         Name             Exercise (#)       Realized        Exercisable  Unexercisable   Exercisable   Unexercisable
         ----             ------------       --------        -----------                  -----------   -------------

Richard M. Klein                       0               0        19,800       10,200           --            --

Robert M. Parlman                      0               0         5,000       20,000           --            --

Steven F. Ladin                        0               0         5,000       20,000           --            --

John H. Schroeder                      0               0        18,000        9,000           --            --

Compensation Committee Interlocks and Insider Participation

NONE

Pension Plans

        None of the Company's executive officers are eligible participants in defined benefit or actuarial plans sponsored by the Company. However, Peter de Bruijn, a resident of the Netherlands, participates in a national pension plan sponsored by the Dutch government.

Employment Agreements, Termination of Employment and Change-in-Control

Arrangements

        Dr. Klein (President and Chief Executive Officer) is employed pursuant to an employment agreement dated June 2, 1995 with the Company (the “Agreement”). The Agreement provides for an initial term of employment, which expired on December 31, 1996, and for successive one year renewal periods subject to termination as provided therein. The Agreement calls for compensation, benefits and stock options to be paid to Dr. Klein as determined by the Audit and Compensation Committee of the Company’s Board of Directors.

        The Agreement also provides that, in the event of a Change in Control (as defined in the Agreement), Dr. Klein shall be entitled to a severance payment equal to three times his annual base salary as then in effect, plus three times the average incentive compensation awarded to Dr. Klein during the preceding calendar years, plus one-half of Dr. Klein’s base salary as then in effect in lieu of further benefits and perquisites being provided by the Company to Dr. Klein. In addition, Dr. Klein has the right to surrender to the Company for cancellation all or any part of his options to purchase Common Stock of the Company in exchange for an amount equal to the difference between the option prices for the shares surrendered and the higher of (a) the fair market value to the shares (determined to be the mean between the highest and lowest price for the shares traded on the American Stock Exchange on the last trading day preceding the day of surrender), or (b) the highest price per share offered to the Company’s shareholders in any tender or exchange offer which led to the Change in Control.

        The Agreement subjects Dr. Klein to confidentiality obligations and certain restrictions on competing with and soliciting customers of the Company for a period of one year following termination of the Agreement.

        Mr. Forgione (President, Ruco Polymer Intermediates) is employed pursuant to an employment agreement dated July 30, 1998 (the “Agreement”). The Agreement may be terminated by either party at any time and for any reason by written notice to the other party no less than six months prior to the effective date of termination. Mr. Forgione retired on December 31, 1999.

        Dr. Parlman (President, Textile Chemicals) is employed pursuant to an employment agreement dated November 4, 1998 (the “Agreement”). The Agreement provides that, in the event there shall be a Change in Control (as defined in the Agreement), and Dr. Parlman’s employment terminates Without Cause (as defined in the Agreement) any time prior to December 31, 2000, he shall be entitled to a lump sum payment equal to twice his annual base salary then in effect, payable no later than 30 days after his employment with the Company so terminates.

        Mr. Ladin (Vice President, Finance and Chief Financial Officer) is employed pursuant to an employment agreement dated July 15, 1998 (the “Agreement”). The Agreement provides that, in the event there shall be a Change in Control (as defined in the Agreement), and Mr. Ladin’s employment terminates Without Cause (as defined in the Agreement) any time prior to December 31, 2000, he shall be entitled to a lump sum payment equal to twice his annual base salary then in effect, payable no later than 30 days after his employment with the Company so terminates.

        Mr. Schroeder (Executive Vice President, Environmental Products and Services) is employed pursuant to an employment agreement which was amended and restated in July 1995. The amended agreement provides that, upon the occurrence of certain events (each a “Termination Event”), Mr. Schroeder shall be entitled to be employed by the Company for a period of two years after the Termination Event with remuneration, benefits and responsibilities comparable to those earned prior to the Termination Event, or, at the Company’s option, he shall be entitled to receive, for a period of two years after the Termination Event, payments equal to the base salary plus bonus earned by him prior to the Termination Event.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the holdings of each stockholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 5% of the Company's Common Stock at the close of business on April 3, 2000. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares.
                                                                          Amount            Percent of
                                                                       Beneficially         Outstanding
         Name and Address of Beneficial Owner                              Owned              Shares*
         ------------------------------------                              -----              -------

         399 Venture Partners, Inc...................................    2,025,000(1)           35.31
         Citibank, N.A.
         Citicorp
         399 Park Avenue
         New York, NY  10043

         Mario Joseph Gabelli........................................    1,139,100(2)           19.86
         Gabelli Associates Fund
         Gabelli Performance Partnership
         One Corporate Center
         Rye, NY  10580-1434

         Richard M. Klein............................................      504,869(3)            8.80
         P.O. Box 66
         Birmingham, NJ  08011

         Mentor Partners, L.P........................................      332,400(4)            5.80
         499 Park Avenue
         New York, NY  10022
*Based on outstanding shares as of March 15, 2000 as reported on the Company's 10-K.
(1) Based on a Schedule 13G/A, filed with the Securities and Exchange Commission (the “Commission”) as of February 14, 2000, which states that the address of each of 399 Venture Partners, Inc. (“399 Venture”), Citibank, N.A. (“Citibank”) and Citicorp is 399 Park Avenue, New York, New York 10043; that 399 Venture is the record and beneficial owner of 2,025,000 shares of Common Stock and has sole ownership of and voting and dispositive powers over such shares; that 399 Venture is a wholly owned subsidiary of Citibank;

that Citibank is a wholly owned subsidiary of Citicorp; and that Citibank and Citicorp own no shares of Common Stock directly.

(2) Based on a Schedule 13D/A, filed with the Commission as of April 21, 1999 by Gamco Investors, Inc. (“GAMCO”), Gabelli Funds, LLC. (“GFL”), Gabelli Associates Fund (“Gabelli Associates”), Gabelli International Limited (“GIL”), Gabelli Performance Partnership L.P. (“GPP”), Gabelli Advisers, Inc. (“Gabelli Advisers”), Gabelli Foundation, Inc. (“Foundation”),Gabelli Funds, Inc. (“GFI”), Gabelli Asset Management, Inc. (“GAMI”), Marc J. Gabelli and Mario J. Gabelli, which states that each of the following entities or individuals has sole voting and dispositive power over the number of shares of the Company’s Common Stock listed next to its or his name: GAMCO -- 793,100 shares (13.83% of Common Stock outstanding), GFL -- 263,000 shares (4.59% of Common Stock outstanding), Gabelli Associates -- 0 shares (0.0% of Common Stock outstanding), GIL -- 42,000 shares (0.73% of Common Stock outstanding), GPP -- 33,400 shares (0.58% of Common Stock outstanding), Gabelli Advisers -- 5,600 shares (0.1% of Common Stock outstanding), Foundation -- 2,000 shares (.03% of Common Stock outstanding), GFI -- 0 shares (0.0% of Common Stock outstanding), Marc J. Gabelli -- 0 shares (0.0% of Common Stock outstanding), GAMI - 0 shares (0.0% of Common Stock outstanding), Mario J. Gabelli -- 0 shares (0.0% of Common Stock outstanding); that the address of GFI, GAMI, GAMCO, Gabelli Advisers and Gabelli Associates is One Corporate Center, Rye, New York, 10580-1434, the address of Foundation is 165 West Liberty Street, Reno, Nevada 89501, the address of GPP is 401 Theodore Fremd Ave., Rye, New York 10580, and the address of GIL is c/o MeesPicrson (Cayman) Limited, British American Centre, Dr. Roy’s Drive -- Phase 3, George Town, Grand Cayman, British West Indies; that the reporting persons do not admit that they constitute a group; that Mario J. Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the reporting persons other than Marc J. Gabelli; and that GFI and GAMI are deemed to have beneficial ownership of the shares beneficially owned by each of the reporting persons other than Mario J. Gabelli, Marc J. Gabelli and the Foundation.

(3) Shares issuable pursuant to options exercisable within 60 days of April 1, 2000 are deemed to be beneficially owned; accordingly, the amount beneficially owned by Richard M. Klein includes 22,500 shares of Common Stock underlying options held by him.

(4) Based on a Schedule 13F, filed with the Commission as of February 1, 1999, by Mentor Partners, L.P. ("Mentor") which states that the address of Mentor is 500 Park Avenue, New York, New York 10022 and that Mentor owns beneficially and has sole voting power and sole dispositive power over 332,400 shares of Common Stock.

MANAGEMENT OWNERSHIP

The following table sets forth certain information regarding the Common Stock beneficially owned by the Company's Chief Executive Officer, by each director and nominee for director of the Company, by each of the Company’s three other most highly compensated executive officers and by all directors and executive officers of the Company as a group, at the close of business on March 15, 2000. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

                                                                          Amount            Percent of
                                                                       Beneficially         Outstanding
                                                                         Owned(1)            Shares(1)
                                                                         --------            ---------
            Name of Beneficial Owner
            ------------------------
            Richard M. Klein.........................................         504,869             8.8
            Kirk P. Pond.............................................           4,400              *
            Fred P. Rullo, Jr........................................           4,400              *
            Paul C. Schorr, IV.......................................           9,440              *
            John H. Schroeder........................................          84,802             1.5
            Anthony F. Forgione......................................           3,443              *
            Steven F. Ladin..........................................          10,662              *
            Robert M. Parlman........................................           8,764              *
            All directors and executive officers as
              a group (11 persons)...................................         676,160            11.8
------------------
*Represents less than 1% of the Company's outstanding shares of Common Stock.
(1)......Shares issuable pursuant to options exercisable within 60 days of April 1, 2000 are deemed to be beneficially owned; accordingly, the amount beneficially owned includes the following number of shares of Common Stock underlying options held by the following individuals: Richard M. Klein 22,500 shares, Kirk. P. Pond 4,400 shares, Fred P. Rullo 2,000 shares, Paul C. Schorr, IV 9,440, John H. Schroeder 20,700 shares, Steven F. Ladin 5,000 shares, and Robert M. Parlman 5,000 shares; and all directors and executive officers as a group 97,215 shares.

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
                             Douglas S. Brown.(8)
                10.22*       Employment Agreement, dated July 15, 1998, with
                             Steven F. Ladin.(8)
                10.23*       Supplement to Employment Agreement, dated February
                             13, 1998, with Stephen R. Adler.(8)
                21           Subsidiaries of the Registrant (8)
                23           Consent of PricewaterhouseCoopers LLP dated May
                             1, 2000 (9)
                24           Powers of attorney of directors of the
                             Registrant.(9)
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

(7) Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A, filed on August 14, 1998.

(8) Previously filed as an Exhibit to the Registrant's 1999 Form 10-K, filed March 30, 2000 and incorporated herein by reference.

(9) Filed electronically herewith.

* Denotes management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

None

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2000.

SYBRON CHEMICALS INC.

By /s/ RICHARD M. KLEIN

RICHARD M. KLEIN

Chairman of the Board, President,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 1, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

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