Form 10-Q
period 2000-03-31
SYBRON CHEMICALS INC
filed 2000-05-10
CIK 832815

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                  Outstanding at March 31, 2000
Common stock, $.01 par value         5,737,516

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

INDEX

                                                                        Page No.
Part I   Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   March 31, 2000 and December 31, 1999                    1

                  Consolidated Statement of Operations -
                   three months ended March 31, 2000 and 1999              2

                  Consolidated Statement of Cash Flows -
                   three months ended March 31, 2000 and 1999              3

                  Notes to Consolidated Financial Statements             4 - 6

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                            7 - 9

Part II  Other information

                  Item 1   Legal Proceedings                               9

                  Exhibit Index                                            10

                  Signature                                                11

PART I - FINANCIAL INFORMATION

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands except share and per share data)

                                                           ASSETS
                                             Unaudited    Audited
                                             March 31,    Dec. 31,
                                               2000        1999
                                             --------     -----
Current assets:
  Cash and cash equivalents                   $ 12,820    $ 14,697
  Accounts receivable, net                      54,130      50,316
  Inventories, net                              36,273      37,205
  Prepaid and other current assets               6,187       5,066
                                                 -----       -----
    Total current assets                       109,410     107,284

Property, plant and equipment, net              72,940      74,459
Intangible assets, net                          67,767      68,454
Other assets                                     6,811       6,934
                                              --------    --------
                                              $256,928    $257,131
                                              ========    ========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $  5,336    $  8,501
  Accounts payable                              29,521      24,489
  Accrued liabilities                           14,086      15,636
                                                ------      ------
    Total current liabilities                   48,943      48,626

Long-term debt                                 126,634     127,706
Deferred income taxes                            1,853       1,429
Postretirement benefits                          3,553       3,584
Other liabilities                                3,154       3,203
                                              --------    --------
    Total liabilities                          184,137     184,548
                                              --------    --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,942,665 (2000) and
    5,941,165 (1999) shares                         59          59
 Additional paid-in capital                     24,219      24,214
 Retained earnings                              64,941      63,405
 Accumulated other comprehensive losses        (12,325)    (10,943)
 Treasury stock, at cost - 205,149 (2000)
   and 207,611 (1999) shares                    (4,103)     (4,152)
                                              ---------   ---------
    Total shareholders' equity                  72,791      72,583
                                              ---------   --------
                                              $256,928    $257,131
                                              =========   ========

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited in thousands except per share amounts)

                                                Three months
                                                    ended
                                                  March 31,
                                             --------------
                                               2000       1999
                                              ------     -----

Net sales                                    $ 73,275   $ 68,685
                                             --------   --------

Cost of sales                                  50,198     45,127
Selling, general and administrative            14,329     12,849
Research and development                        1,342      1,297
                                             --------   --------
                                               65,869     59,273
                                             --------   --------

Operating income                                7,406      9,412
                                             --------   --------

Other (income) expense
  Interest expense                              2,980      2,821
  Other - net                                   1,618        812
                                             --------   --------
                                                4,598      3,633
                                             --------   --------

Income before income taxes                      2,808      5,779

Provision for income taxes                      1,272      2,369
                                             --------   --------

Net income                                   $  1,536   $  3,410
                                             ========   ========

Net income per share:
  Basic                                      $   0.27   $    .60
                                             ========   ========
  Diluted                                    $   0.27   $    .59
                                             ========   ========

Weighted average shares outstanding:
  Basic                                     5,734,801  5,723,290
  Diluted                                   5,748,498  5,731,802

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited in thousands)

                                                       Three months
                                                           ended
                                                         March 31,
                                                      2000     1999
                                                     ------   -----
Cash flows from operating activities:

Net income                                          $ 1,536   $ 3,410

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       3,188     3,340
  Provision for losses on accounts receivable           181       199
  Direct costs of financing                           1,729
  Changes in assets and liabilities:
    Accounts receivable                              (4,705)   (4,283)
    Inventory                                           594        37
    Other current assets                               (518)     (267)
    Accounts payable and accrued expenses             3,295     1,996
    Income taxes payable                                149     2,440
    Other assets and liabilities - net                  468       647
                                                    --------  -------

    Net cash provided by operating activities         5,917     7,519
                                                    --------  -------

Cash flows from investing activities:
 Capital expenditures                                (1,390)   (1,062)
 Purchase of business assets                                   (1,397)
                                                     -------   -------

    Net cash used by investing activities            (1,390)   (2,459)
                                                    --------   -------

Cash flows from financing activities:
 Net repayments under revolving credit facilities              (1,937)
 Net repayment of debt                               (4,189)   (1,853)
 Direct costs of financing                           (1,729)     (287)
 Proceeds from exercise of stock options                 19        21
                                                    --------  -------

   Net cash (used) provided by financing activities  (5,899)   (4,056
                                                    --------   ------

Effect of exchange rate changes on cash                (505)     (418)
                                                    --------  --------

  Net increase (decrease) in cash and cash
   equivalents                                       (1,877)      586

Cash and cash equivalents at beginning of period     14,697    14,966
                                                    -------   -------

Cash and cash equivalents at end of period          $12,820   $15,552
                                                    =======   =======

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIESNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at March 31, 2000 and the results of its operations and changes in its cash flows for the three months ended March 31, 2000 and 1999.

The Company presumes that users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements for the year ended December 31, 1999 contained in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2000, and as amended and refiled on May 1, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

NOTE 2 - COMPREHENSIVE INCOME:

The Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in general-purpose financial statements.

The tables below set forth “comprehensive income” for the three months ended March 31. There are no related tax effects for the three month periods presented.

Statement of Comprehensive IncomeThree
Months Ended March 31,

                                             2000        1999
                                           --------    ------

Net income                                 $ 1,536     $ 3,410

Other comprehensive income, net of tax:
  Foreign currency translation adjustments  (1,382)     (2,186)
                                           --------    --------

Comprehensive income                       $   154     $ 1,224
                                            =======     ======

NOTE 2 - COMPREHENSIVE INCOME: (Cont'd.)

The following table illustrates the components of accumulated other comprehensive income and their associated changes for the three month period ending March 31, 2000:

Accumulated OtherComprehensive
Income (Loss) Balances

Three Months Ending March 31, 2000

                                                          Current
                                            Beginning     Period      Ending
                                             Balance      Change      Balance
                                            ---------     -------     -------

Foreign currency translation adjustments     $(10,943)     $(1,382)   $(12,325)

NOTE 3 - ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

NOTE 4 - INVENTORIES:

Inventories are stated at the lower of cost or market. For U.S. operations, except for Ruco, cost is determined using the last-in, first-out (LIFO) method. For all other operations, cost is determined using the first-in, first-out (FIFO) method.

The components of inventories are:
                                     March 31,         Dec. 31,
                                       2000              1999
                                     -------           ------

          Finished goods             $28,409           $29,373
          Raw materials                9,211             9,502
                                     -------           -------
                                      37,620            38,875

          Less reserves                1,347             1,670
                                     -------           -------
                                     $36,273           $37,205
                                     =======           =======

NOTE 5 - SEGMENT INFORMATION:

The following schedule presents certain financial information about the Company’s three business segments for the three months ended March 31.

NOTE 5 - SEGMENT INFORMATION (Cont'd.):

For 2000 the results of the Organics Strategic Business Unit, which was formerly a part of the Textile Chemical Specialties segment, is now included in the new Environmental Products and Services segment.

                                        Three Months Ended March 31,
                                       -----------------------------
                                             2000             1999(1)
                                       ---------------  -------------
                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Textile Chemical Specialties         $ 30,937   42.2%  $ 31,424   45.8%
 Polymer Intermediates                  24,601   33.6     22,412   32.6
 Environmental Products and Services    17,737   24.2     14,849   21.6
                                      --------- ------   -------- -----
   Total                                73,275  100.0     68,685  100.0

Cost of Sales
 Textile Chemical Specialties           17,996   58.2     17,624   56.1
 Polymer Intermediates                  19,509   79.3     17,778   79.3
 Environmental Products and Services    12,693   71.6      9,725   65.5
                                       --------          --------
   Total                                50,198   68.5     45,127   65.7

Gross Margin
 Textile Chemical Specialties           12,941   41.8     13,800   43.9
 Polymer Intermediates                   5,092   20.7      4,634   20.7
 Environmental Products and Services     5,044   28.4      5,124   34.5
                                       --------          --------
   Total                                23,077   31.5     23,558   34.3

Operating Expenses
 Textile Chemical Specialties           10,021   32.4     10,392   33.1
 Polymer Intermediates                   2,361    9.6      2,254   10.1
 Environmental Products and Services     3,289   18.5      1,500   10.1
                                       --------          --------
   Total                                15,671   21.4     14,146   20.6

Operating Income
 Textile Chemical Specialties            2,920    9.4      3,408   10.8
 Polymer Intermediates                   2,731   11.1      2,380   10.6
 Environmental Products and Services     1,755    9.9      3,624   24.4
                                       --------          --------
   Total                                 7,406   10.1      9,412   13.7

Other Expense, Net                      (4,598)  (6.3)    (3,633)  (5.3)
                                       --------  -----   --------  -----

Income before income taxes               2,808    3.8      5,779    8.4

Provision for income taxes               1,272    1.7      2,369    3.4
                                       --------  -----   --------  ----

Net Income                             $ 1,536    2.1%   $ 3,410    5.0%
                                       ========  =====   ========  =====

(1) 1999 segments have been reclassified to conform to 2000 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        On April 26, 2000 the Company announced that it engaged JP Morgan to study strategic alternatives to maximize shareholder value. This decision has been arrived at by the unanimous agreement of the Company's Board of Directors. At this time, it is not possible to predict the outcome of this study.

Operations

        Revenues and operating profits, exclusive of a prior year insurance settlement, increased for the first quarter of 2000 versus the prior year's quarter. Net income was lower than the prior year as a result of certain financing costs incurred in the first quarter of this year. Earnings were $.27 per share compared to the $.59 per fully diluted share in 1999. Excluding one-time items in both years, net income increased by 13.5% in the current quarter compared to the same period in the prior year.

        Sales for the quarter were $73,275,000, a 6.7% increase over the same period last year, primarily the result of stronger sales volumes in the Polymer Intermediates and Environmental segments. The gross margin for the first quarter of 2000 was 31.5%, a 2.8 percentage point decrease from the prior year's quarter. The decline resulted from a combination of lower selling prices, increases in several petrochemical based raw materials and unfavorable product mix. Operating income of $7,406,000 was $59,000 higher than the comparable period last year after excluding the one time insurance settlement of $2,065,000 recorded in that period.

        For the first quarter of 2000, sales in the Textile Chemical Specialties segment of $30,937,000 were $487,000 lower than the comparable period in 1999. Physical volume increased in Europe by 8.5%, but dollar sales were negatively impacted by an 11.8% reduction in the exchange rate of the Dutch Guilder vs. the dollar. North America textile chemical sales were the same as last year, with a continued decline in sales for garment processing offsetting higher sales for flat goods. Sales in Latin America increased approximately 42%, reflecting the increased focus being placed on this market. Gross profit of the segment decreased by 2.1 percentage points, mainly as a result of the affect of translation, reductions in selling prices for many textile and garment products and the impact of continuing product evolution. The operating income of $2,920,000 after excluding the affect of the insurance recovery, was virtually the same as the comparable period last year, as the gross margin and currency effects were offset by lower selling, amortization and administrative expenses.

        Sales for the first quarter in the Polymer Intermediates segment were $24,601,000 versus $22,412,000 in the first quarter of 1999, an increase of 9.8%. The increase was mainly due to increased volume in both the solid and liquid resin market segments. Gross margins remained stable as reduced raw material costs and plant operating efficiencies offset sales price decreases, when compared to the same period in 1999. Operating income for the quarter was $2,731,000, 14.7% higher than the same period last year, reflecting the increased gross profit from the higher sales and stable margins. Fixed expenses were relatively flat as increased selling expenses were offset by reduced administrative costs.

        First quarter sales in the Environmental Products and Services segment were $17,737,000 versus $14,849,000 in the first quarter of 1999, a 19.4% increase. Specialty chemicals sales increased due to strong demand for products being toll processed and the introduction of new aziridine based products in mid year of 1999. Ion exchange products sales increased by 6.9% as demand for industrial ion exchange products increased in the US and for export. Biochemical sales were lower than the comparable period last year as water treatment and sanitary product sales increased, but turf and consumer product sales decreased. Gross profit for the segment declined by 6.1 percentage points from the same quarter last year, which is a result of the lower sales of higher margin Biochemicals, increases in raw material costs in excess of recently introduced price increases, and lower margins on the aziridine products. Operating income in this segment was $1,755,000 for the quarter, a decrease of 51.6% from the first quarter of 1999. The decrease is primarily attributable to the one time insurance settlement of $1,560,000 recorded in the first quarter of 1999 and the reduced Biochemical sales volumes. Partially offsetting both of these reductions was a doubling of operating profits from specialty products.

        Operating expenses as a percent of sales was 21.4% in the first quarter of 2000 versus 20.6% in the first quarter of 1999. In 1999, the insurance settlement was recorded as a reduction of operating expenses. Exclusive of this one-time item, operating expenses in 2000 declined by 2.2 percentage points. The decline was attributable to sales growth and continued cost control efforts particularly in the North American Textile segment.

        Other expense of $ 4,598,000 for the quarter was $ 965,000 higher than the same period in 1999. The Company's debt facility was amended in the quarter resulting in a $1,700,000 one-time expense. The restructuring provides for extended maturities and greater financial flexibility. Partially offsetting this expense were a contract penalty recorded in 1999's first quarter and foreign currency.

Liquidity and Capital Resources

        Cash and cash equivalents of $ 12.8 million as of March 31,2000 were $ 1.9 million below the balance as of December 31,1999.

        Operating activities generated cash flow of $5.9 million for the first quarter of 2000 versus cash flow of $7.5 million for the same period in 1999. Net working capital increased by $.7 million mostly as a result of the increased sales and resulting receivables. The 1999 results included a $2.0 million insurance recovery and a $1.1 million refund of U.S. Federal Income taxes.

        Net cash used by investing activities totaled $1.4 million for the first quarter of 2000 compared to the $2.5 million in the same period in 1999. Capital expenditures were $1.4 million in 2000 and $1.0 million in 1999. In 1999, the Company also acquired certain assets of Green Releaf for approximately $1.5 million. The company expects to spend approximately $10 million on capital expenditures for the year 2000.

        Financing activities used $5.9 million in cash in the first quarter of 2000 versus $4.1 million in the first quarter of 1999. The company utilized $1.7 million of cash for the amendment of its debt facility in the first quarter of 2000. In addition, $4.2 million of cash was utilized for the scheduled repayment of long-term debt. In 1999, $1.8 million of the cash utilization was for the scheduled repayment of long-term debt and $1.8 million was for the repayment of short-term debt of the European subsidiary.

        In March 2000, the company amended the credit facility to reduce current maturates in the next six years. The interest rate, restrictive covenants and certain other provisions were also amended.

        Management believes that its capital expenditures for existing operations can be funded from operating cash flow. Management also believes that cash flow from operations and available credit will be sufficient to finance its operations and debt service requirements for the foreseeable future.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        There have been no material developments in connection with any pending legal proceedings as reported in the Registrant's Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 30, 2000 and as amended and refiled on May 1, 2000.

EXHIBIT INDEX

Exhibit No.       Description                                     Method of Filing
-----------       -----------                                     ----------------

10.3     Credit Agreement, dated as of July 31, 1998                      *
                  as amended and Restated as of March 29,
                  2000, by and among Sybron Chemicals Inc.,
                  DLJ Capital Funding, Inc. and Fleet Bank, N.A.

10.4     Master Assignment and Assumption Agreement,                      *
                  dated as of March 29, 2000, by and among
                  Sybron Chemicals Inc., DLJ Capital Funding,
                  Inc. and Fleet Bank, N.A.

10.5     Security Agreement Assignment and Amendment                      *
                  dated as of March 29, 2000, by and among
                  Sybron Chemicals Inc., Mellon Bank, N.A.,
                  Fleet Bank, N.A., and the Subsidiary Guarantors.

10.6     Acknowledgement and Consent to the Subsidiary                    *
                  Guarantee Agreement dated as of March 29,
                  2000, by and among Sybron Chemicals Inc.,
                  Ruco, NY and Ruco, GA

27       Financial Data Schedule, filed electronically                    *
                  herewith.

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
Date:  May 10, 2000