Form 10-Q
period 2000-06-30
SYBRON CHEMICALS INC
filed 2000-08-14
CIK 832815

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                         Outstanding at June 30, 2000
Common stock, $.01 par value                        5,737,561

SYBRON CHEMICALS INC.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Form 10-Q Report contains information that is forward-looking, such as information relating to future capital expenditures and liquidity. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, fluctuations in exchange rates of various foreign currencies, and other risks associated with foreign operations, changes in governmental and regulatory policies including environmental regulations, the pricing of raw materials, the ability of the Company to make and successfully integrate corporate acquisitions, technological developments, and changes in the competitive environment in which the Company operates.

                                  INDEX
                                                                       Page No.
Part I   Financial information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet -
                   June 30, 2000 and December 31, 1999                     1

                  Consolidated Statement of Operations -
                   six months ended June 30, 2000 and 1999                 2

                  Consolidated Statement of Operations -
                   Three months ended June 30, 2000 and 1999               3

                  Consolidated Statement of Cash Flows -
                   six months ended June 30, 2000 and 1999                 4

                  Notes to Consolidated Financial Statements             5 - 9

                  Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                           10 - 12

Part II  Other information

                  Item 1   Legal Proceedings                               13

                  Exhibit Index                                            13

                  Signature                                                14

PART I - FINANCIAL INFORMATION

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in thousands except share and per share data)

                                                           ASSETS
                                             Unaudited    Audited
                                              June 30,    Dec. 31,
                                               2000        1999
                                             --------     -----
Current assets:
  Cash and cash equivalents                   $ 14,592    $ 14,697
  Accounts receivable, net                      54,598      50,316
  Inventories, net                              38,550      37,205
  Prepaid and other current assets               5,270       5,066
                                                 -----       -----
    Total current assets                       113,010     107,284

Property, plant and equipment, net              71,618      74,459
Intangible assets, net                          67,111      68,454
Other assets                                     6,785       6,934
                                              --------    --------
                                              $258,524    $257,131
                                              ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $  5,698    $  8,501
  Accounts payable                              29,619      24,489
  Accrued liabilities                           14,141      15,636
                                                ------      ------
    Total current liabilities                   49,458      48,626

Long-term debt                                 125,131     127,706
Deferred income taxes                            2,309       1,429
Postretirement benefits                          3,523       3,584
Other liabilities                                3,133       3,203
                                              --------    --------
    Total liabilities                          183,554     184,548
                                              --------    --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value -
  500,000 shares authorized; none issued
 Common stock - $.01 par value -
    20,000,000 shares authorized;
    issued 5,942,665 (2000) and
    5,941,165 (1999) shares                         59          59
 Additional paid-in capital                     24,219      24,214
 Retained earnings                              67,368      63,405
 Accumulated other comprehensive losses        (12,574)    (10,943)
 Treasury stock, at cost - 205,104 (2000)
   and 207,611 (1999) shares                    (4,102)     (4,152)
                                              ---------   ---------
    Total shareholders' equity                  74,970      72,583
                                              ---------   --------
                                              $258,524    $257,131
                                              =========   ========

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited in thousands except per share amounts)

                                                  Six months
                                                    ended
                                                   June 30,
                                             --------------
                                               2000       1999
                                              ------     -----

Net sales                                    $147,127   $133,659
                                             --------   --------

Cost of sales                                 101,023     87,201
Selling, general and administrative            28,195     27,892
Research and development                        2,686      2,665
                                             --------   --------
                                              131,904    117,758
                                             --------   --------

Operating income                               15,223     15,901
                                             --------   --------

Other (income) expense
  Interest expense                              6,197      5,520
  Other - net                                   2,217        836
                                             ---------  --------
                                                8,414      6,356
                                             ---------  --------

Income before income taxes                      6,809      9,545

Provision for income taxes                      2,846      3,913
                                             --------   --------

Net income                                   $  3,963   $  5,632
                                             ========   ========

Net income per share:
  Basic                                      $   0.69   $    .98
                                             ========   ========
  Diluted                                    $   0.69   $    .98
                                             ========   ========

Weighted average shares outstanding:
  Basic                                     5,736,170  5,725,065
  Diluted                                   5,777,361  5,754,953

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited in thousands except per share amounts)

                                                Three months
                                                    ended
                                                  June 30,
                                             -------------
                                               2000       1999
                                              ------     -----

Net sales                                    $ 73,852   $ 64,974
                                             --------   --------

Cost of sales                                  50,825     42,074
Selling, general and administrative            13,866     15,043
Research and development                        1,344      1,368
                                             --------   --------
                                               66,035     58,485
                                             --------   --------

Operating income                                7,817      6,489
                                             --------   --------

Other (income) expense
  Interest expense                              3,217      2,699
  Other - net                                     599         24
                                             --------   --------
                                                3,816      2,723
                                             --------   --------

Income before income taxes                      4,001      3,766

Provision for income taxes                      1,574      1,544
                                             --------   --------

Net income                                   $  2,427   $  2,222
                                             ========   ========

Net income per share:
  Basic                                      $   0.42   $    .39
                                             ========   ========
  Diluted                                    $   0.42   $    .38
                                             ========   ========

Weighted average shares outstanding:
  Basic                                     5,737,539  5,726,820
  Diluted                                   5,806,223  5,794,905

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited in thousands)

                                                        Six months
                                                           ended
                                                         June 30,
                                                      2000     1999
                                                     ------   -----
Cash flows from operating activities:

Net income                                          $ 3,963   $ 5,632

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       6,347     6,711
  Provision for losses on accounts receivable           284       292
  Direct costs of financing                           1,729
  Changes in assets and liabilities:
    Accounts receivable                              (5,814)   (6,075)
    Inventory                                        (1,855)   (2,704)
    Other current assets                                410        64
    Accounts payable and accrued expenses             3,516     2,464
    Income taxes payable                                 69     2,094
    Other assets and liabilities - net                1,522     1,197
                                                    --------  -------

    Net cash provided by operating activities        10,171     9,675
                                                    --------  -------

Cash flows from investing activities:
 Capital expenditures                                (2,595)   (2,443)
 Purchase of business assets                                   (1,611)
 Other                                               _______     (212)
                                                                 -----

    Net cash used by investing activities            (2,595)   (4,266)
                                                    --------   -------

Cash flows from financing activities:
 Net repayments under revolving credit facilities              (1,810)
 Net repayment of debt                               (5,277)   (3,728)
 Direct costs of financing                           (1,729)     (287)
 Proceeds from exercise of stock options                 19        31
                                                    --------  -------

   Net cash (used) provided by financing activities  (6,987)   (5,794)
                                                    --------   -------

Effect of exchange rate changes on cash                (694)     (722)
                                                    --------  --------

  Net decrease in cash and cash                        (105)   (1,107)

Cash and cash equivalents at beginning of period     14,697    14,966
                                                    -------   -------

Cash and cash equivalents at end of period          $14,592   $13,859
                                                    =======   =======

The accompanying notes are an integral part of
the financial statements

SYBRON CHEMICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited in thousands)

NOTE 1 - ACCOUNTING POLICIES:

The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company at June 30, 2000 and the results of its operations and changes in its cash flows for the six months ended June 30, 2000 and 1999.

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

The tables below set forth “comprehensive income” for the three and six months ended June 30. There are no related tax effects for the periods presented.

                                          Statement of Comprehensive Income
                                             Three Months Ended June 30,

                                             2000        1999
                                           --------    ------

Net income                                 $ 2,427     $ 2,222

Other comprehensive income, net of tax:
  Foreign currency translation adjustments    (249)     (1,076)
                                            -------     -------

Comprehensive income                       $ 2,178     $ 1,146
                                            =======     ======

NOTE 2 - COMPREHENSIVE INCOME: (Cont'd.)

                                          Statement of Comprehensive Income
                                              Six Months Ended June 30,

                                             2000        1999
                                           --------    ------

Net income                                 $ 3,963     $ 5,632

Other comprehensive income, net of tax:
  Foreign currency translation adjustments  (1,631)     (3,262)
                                            -------     -------

Comprehensive income                       $ 2,332     $ 2,370
                                            =======     ======

The following table illustrates the components of accumulated other comprehensive income and their associated changes for the six month period ending June 30, 2000:

Accumulated Other Comprehensive Income (Loss) Balances Six Months Ending June 30, 2000
                                                          Current
                                            Beginning     Period      Ending
                                             Balance      Change      Balance
                                            ---------     -------     -------

Foreign currency translation adjustments     $(10,943)     $(1,631)   $(12,574)

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

NOTE 4 - INVENTORIES: (Cont'd.)

The components of inventories are:

                                     June 30,          Dec. 31,
                                       2000              1999
                                     -------           ------

          Finished goods             $31,398           $29,373
          Raw materials                8,800             9,502
                                     -------           -------
                                      40,198            38,875

          Less reserves                1,648             1,670
                                     -------           -------
                                     $38,550           $37,205
                                     =======           =======

NOTE 5 - SEGMENT INFORMATION:

The following schedule presents certain financial information about the Company’s three business segments for the six and three months ended June 30.

For 2000 the results of the Organics Strategic Business Unit, which was formerly a part of the Textile Chemical Specialties segment, is now included in the new Environmental Products and Services segment.

NOTE 5 - SEGMENT INFORMATION (Cont'd.):

Six months ended June 30, 2000 compared with six months ended June 30, 1999.

                                          Six Months Ended June 30,
                                       ----------------------------
                                             2000             1999(1)
                                       ---------------  -------------
                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Textile Chemical Specialties         $ 61,183   41.6%  $ 62,365   46.7%
 Polymer Intermediates                  50,645   34.4     42,899   32.1
 Environmental Products and Services    35,299   24.0     28,395   21.2
                                      --------- ------   -------- -----
   Total                               147,127  100.0    133,659  100.0

Cost of Sales
 Textile Chemical Specialties           35,506   58.0     34,954   56.1
 Polymer Intermediates                  40,771   80.5     33,925   79.1
 Environmental Products and Services    24,746   70.1     18,322   64.5
                                       --------          --------
   Total                               101,023   68.7     87,201   65.2

Gross Margin
 Textile Chemical Specialties           25,677   42.0     27,411   43.9
 Polymer Intermediates                   9,874   19.5      8,974   20.9
 Environmental Products and Services    10,553   29.9     10,073   35.5
                                       --------          --------
   Total                                46,104   31.3     46,458   34.8

Operating Expenses
 Textile Chemical Specialties           19,683   32.2     21,038   33.7
 Polymer Intermediates                   4,754    9.4      4,559   10.6
 Environmental Products and Services     6,444   18.3      4,960   17.5
                                       --------          --------
   Total                                30,881   21.0     30,557   22.9

Operating Income
 Textile Chemical Specialties            5,994    9.8      6,373   10.2
 Polymer Intermediates                   5,120   10.1      4,415   10.3
 Environmental Products and Services     4,109   11.6      5,113   18.0
                                       --------          --------
   Total                                15,223   10.3     15,901   11.9

Other Expense, Net                      (8,414)  (5.7)    (6,356)  (4.8)
                                       --------  -----   --------  -----

Income before income taxes               6,809    4.6      9,545    7.1

Provision for income taxes               2,846    1.9      3,913    2.9
                                       --------  -----   --------  ----

Net Income                             $ 3,963    2.7%   $ 5,632    4.2%
                                       ========  =====   ========  =====

(1) 1999 segments have been reclassified to conform to 2000 presentation.

NOTE 5 - SEGMENT INFORMATION (Cont'd.):

Three months ended June 30, 2000 compared with three months ended June 30, 1999.

                                         Three Months Ended June 30,
                                       -----------------------------
                                             2000             1999(1)
                                       ---------------  -------------
                                                 % of             % of
                                        Amount   Sales   Amount   Sales
                                        ------   -----   ------   -----
                                       (in thousands except percentages)
Sales
 Textile Chemical Specialties         $ 30,246   40.9%  $ 30,941   47.6%
 Polymer Intermediates                  26,044   35.3     20,487   31.5
 Environmental Products and Services    17,562   23.8     13,546   20.9
                                      --------- ------   -------- -----
   Total                                73,852  100.0     64,974  100.0

Cost of Sales
 Textile Chemical Specialties           17,510   57.9     17,330   56.0
 Polymer Intermediates                  21,262   81.6     16,147   78.8
 Environmental Products and Services    12,053   68.6      8,597   63.5
                                       --------          --------
   Total                                50,825   68.8     42,074   64.8

Gross Margin
 Textile Chemical Specialties           12,736   42.1     13,611   44.0
 Polymer Intermediates                   4,782   18.4      4,340   21.2
 Environmental Products and Services     5,509   31.4      4,949   36.5
                                       --------          --------
   Total                                23,027   31.2     22,900   35.2

Operating Expenses
 Textile Chemical Specialties            9,662   31.9     10,646   34.4
 Polymer Intermediates                   2,393    9.2      2,305   11.3
 Environmental Products and Services     3,155   18.0      3,460   25.5
                                       --------          --------
   Total                                15,210   20.6     16,411   25.3

Operating Income
 Textile Chemical Specialties            3,074   10.2      2,965    9.6
 Polymer Intermediates                   2,389    9.2      2,035    9.9
 Environmental Products and Services     2,354   13.4      1,489   11.0
                                       --------          --------
   Total                                 7,817   10.5      6,489    9.9

Other Expense, Net                      (3,816)  (5.2)    (2,723)  (4.2)
                                       --------  -----   --------  -----

Income before income taxes               4,001    5.4      3,766    5.8

Provision for income taxes               1,574    2.1      1,544    2.4
                                       --------  -----   --------  ----

Net Income                             $ 2,427    3.3%   $ 2,222    3.4%
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

Operations

Revenues, operating profits, and net income increased for the second quarter of 2000 versus the prior year's quarter. Earnings were $.42 per share compared to the $.38 per fully diluted share in 1999, a 10.5% increase.

For the six months ended June 30, 2000, earnings per share (fully diluted) was $.69 compared to $.98 per share for the first six months of 1999. Excluding one time items which increased 1999 first quarter by $.22 for an insurance settlement, and decreased 1st quarter 2000 by $.18 for refinancing costs, the first six months earnings per share in 2000 would have been $.87 vs. 1999's $.76, an increase of 14.5%.

Sales for the quarter were $73,852,000, a 13.7% increase over the same period last year. The increase in sales was primarily the result of strong demand for many of the company's products, particularly Polymer Intermediates (powder coating resins, toner polymers and high-solids polyester polyols) and Environmental Products and Services (mainly, ion exchange resins, aziridine based products and toll manufactured organic products). The gross margin for the second quarter of 2000 was 31.2%, a 4.0 percentage point decrease from the prior year's quarter. The decline resulted from a combination of lower selling prices primarily for textile and garment processing products and polymer intermediates in North America, increases in several petrochemical based raw materials and higher sales of relatively lower margin toner, aziridine and curative products. Operating income increased 20.5% to $7,817,000 from the previous year level of $6,489,000 due to the increased sales volume and reduced operating expenses. Net income increased to $2,427,000 versus the $2,222,000 in the same quarter in 1999.

For the six-month period ended June 30, 2000, sales were $147,127,000 a 10.1% increase over the same period last year. The gross margin for the six-month period was 31.3% versus 34.8% in 1999. The decline resulted from a combination of higher sales of relatively lower margin toner, aziridine and curative products, lower selling prices primarily for textile and garment processing and polymer intermediates products in North America, and increases in several petrochemical based raw materials. Operating income declined by 4.3% to $15,223,000. The 1999 period included the receipt of a one-time insurance settlement of $2,065,000. Exclusive of this one-time item, operating income increased by 10.0%. Net income declined by $1,669,000 primarily as a result of the inclusion in 1999 of the one-time insurance settlement and a non-recurring financing cost incurred in the first quarter of this year. Excluding these unusual items, net income increased by 15.0%.

For the second quarter of 2000, sales in the Textile Chemical Specialties segment of $30,246,000 were $695,000 (2.2%) lower than the similar period in 1999, while operating income of $3,074,000 was $109,000 above 1999, an increase of 3.7%. Continued softness in the garment processing markets in North America was responsible for an 8.9% reduction in sales in that region, as those businesses continue to migrate to Latin America and Asia. Also, sales were negatively impacted by an 11.9% change in the Euro exchange rate resulting in a 5.4% reduction in sales for the segment. Eliminating the conversion impact, sales in Europe actually increased by 10.4% over the prior year's second quarter, mainly driven by physical volume increases. Textile Chemical sales in Latin America were 42.6% higher in 2000, reflecting the continued growth of the textile and garment processing business in that region and the increased company focus being placed on these markets. Gross profit margin of the segment decreased by 1.9 percentage points, mainly as a result of lower selling prices and increased raw material costs in Europe and North America. The increase in operating profit for this segment was primarily due to the increase in volume in Europe and Latin America, while a 10.7% reduction in operating expenses in North America offset the lower volume there.

For the six month period ending June 30, 2000, Textile Chemical sales were $1,182,000 (1.9%) lower than the same period last year reflecting the softness in the North American Textile and Garment markets and the decline in the Euro offset by increased sales in Latin America. Operating profit was $379,000 (5.9%) lower than the same period reflecting increased operating costs in Asia as this operation has expanded consistent with the Company’s regional growth plans and the recording in 1999 of income from a one-time insurance settlement. Partially offsetting these items were reduced operating costs in North America and the conversion impact for Europe and the stronger sales volumes in Latin America.

Sales for the second quarter in the Polymer Intermediates Segment were $26,044,000, a 27.1% increase over the second quarter of 1999. Physical volume of solid resins, which includes powder coating resins, curatives and toner polymers increased by 34.7% on very strong demand for most products and a major new customer for toner polymers. Unit volume for liquid resins increased 23.6% primarily as a result of new customers. Gross profit margins for the segment decreased by 2.8 percentage points reflecting the sales increases of lower margin toner and curative products and lowered selling prices partially offset by lower year to year raw material costs and plant efficiencies. The segment contributed operating profit of $2,389,000 versus $2,035,000 in the same period last year, a 17.4% increase.

For the six-month period ending June 30, 2000, Polymer Intermediates sales were $50,645,000 versus $42,899,000 in the same period last year, an increase of 18.1%. Operating profits of $5,120,000 were $705,000 (16.0%) higher than the same period last year. Both the solid and liquid resin product groups had increased sales and operating profits.

Second quarter sales in the Environmental Products and Services segment were $17,562,000 a 29.7% increase from the same period last year. The increase was primarily related to increased sales of specialty chemical products (aziridine-based products and toll manufactured organic products) and ion exchange resins. Gross profit margins for the segment declined by 5.1 percentage points from the same quarter last year, mainly a result of higher raw material costs for ion exchange resins, partially offset by price increases during the quarter, and the impact of the large increase in relatively lower margin aziridine products. Operating income was $2,354,000 for the quarter, an increase of 58.1% from the second quarter of 1999. The increase is primarily attributed to the specialty products volume growth.

For the six month period ended June 30, 2000, sales in the Environmental Segment were $35,299,000 (24.3%) above the same period last year reflecting the increased aziridine and toll manufactured product sales. Operating income was $1,004,000 below the same period last year. The 1999 results reflect a $1,500,000 insurance settlement recorded in the first quarter of 1999. Excluding this one-time item, operating profits increased by 13.7%.

Operating expense as a percent of sales was 20.6% in the second quarter of 2000 versus 25.3% in the second quarter of 1999. The reduction was attributable to sales growth, a change from direct to distributor sales in one business and to continued cost control efforts particularly in the North American Textile Chemical segment.

For the six month period ended June 30, 2000, operating expenses as a percentage of sales were 21.0% versus 22.9% in the same period in 1999. The reduction was attributable to sales growth and the continued cost control in the North America Textile Chemical segment more then compensating for the one time insurance settlement recorded in the first quarter of 1999, which reduced operating expenses in that period.

Other Expense of $3,816,000 for the quarter was $1,093,000 higher than the same period in 1999 primarily due to the increased interest costs on the long-term debt outstanding and to the unfavorable currency conversion related to the decline in the Euro and the Mexican peso as they relate to the U.S. dollar, resulting in foreign currency exchange losses.

For the six month period ended June 30, 2000, Other Expense was $2,058,000 higher than the same period last year, primarily related to additional interest expense and to the long-term debt financing costs incurred in the first quarter of this year.

Liquidity and Capital Resources

Cash and cash equivalents of $14,592,000 as of June 30, 2000 were $1,772,000 above the balance as of March 31, 2000.

Operating activities generated cash flow of $4,254,000 for the second quarter of 2000 versus cash flow of $2,156,000 for the same period in 1999. Net working capital increased by $3,100,000 in the quarter mostly as a result of the increased sales and resulting receivables.

Net cash used by investing activities totaled $1,205,000 for the second quarter of 2000 compared to the $1,807,000 in the same period in 1999. Capital expenditures were $1,205,000 in 2000 and $1,381,000 in 1999. In 1999, the Company also acquired certain business assets for approximately $426,000. The company expects to spend approximately $10,000,000 on capital expenditures for the year 2000.

Financing activities used $1,088,000 in cash in the second quarter of 2000 versus $1,738,000 in the second quarter of 1999. The cash utilization in both periods was for the scheduled repayment of long-term debt.

For the six-month period ended June 30, 2000, operating activities generated $10,171,000 verses $9,675,000 generated in the same period in 1999. Cash utilized for investing activities was $2,595,000 in 2000 versus $4,266,000 utilized in 1999. In 1999, the company acquired the assets of Green Releaf and certain other business assets for $1,823,000.

Cash utilized for financing activities for the six-month period was $6,987,000 versus $5,794,000 in 1999. In 2000, $1,729,000 was utilized for the financing of long-term debt. The company amended the credit facility to reduce current maturates in the next six years. The interest rate, restrictive covenants and certain other provisions were also amended.

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

EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

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
Date:  August 11, 2000