Form 10-Q/A
period 2000-06-30
SYBRON CHEMICALS INC
filed 2000-08-16
CIK 832815

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Form 10-Q/A Report contains information that is forward-looking, such as information relating to future capital expenditures and liquidity. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, fluctuations in exchange rates of various foreign currencies, and other risks associated with foreign operations, changes in governmental and regulatory policies including environmental regulations, the pricing of raw materials, the ability of the Company to make and successfully integrate corporate acquisitions, technological developments, and changes in the competitive environment in which the Company operates.

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

The Company presumes that users of this Quarterly Report on Form 10-Q/A have read or have access to the audited financial statements for the year ended December 31, 1999 contained in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2000, and as amended and refiled on May 1, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

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

EXHIBIT INDEX

Exhibit No.       Description                                 Method of Filing
-----------       -----------                                 ----------------

10.24             Supplement to Employment Agreement, dated
                  April 28, 2000, with Stephen R. Adler              *

10.25             Supplement to Employment Agreement, dated
                  April 28, 2000, with Douglas Brown                 *

10.26             Supplement to Employment Agreement, dated
                  April 28, 2000, with Steven F. Ladin               *

10.27             Supplement to Employment Agreement, dated
                  June 28, 2000, with John McPeak                    *

10.28             Supplement to Employment Agreement, dated
                  April 28, 2000, with Robert Parlman                *

10.29             Supplement to Employment Agreement, dated
                  April 28, 2000, with John H. Schroeder             *

10.30             Amendment No. 1 to Employment Agreement,
                  dated April 25, 2000, with Richard M. Klein        *

10.31             Amendment No. 2 to Sybron Chemicals Inc. Share
                  Participation Plan, dated April 27, 2000           *

10.32             Amendment to the Company's Executive Bonus Plan    *

27                Financial Data Schedule                            *

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
Date:  August 16, 2000